Form 10-Q
period 2022-03-31
Patria Latin American Opportunity Acquisition Corp.
filed 2022-05-16
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number 001-41321

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18 Forum Lane, 3rd floor, Camana Bay, PO Box 757, Grand Cayman, KY1-9006
(Address of principal executive offices)

+1 345 640 4900
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PLAOU	The Nasdaq Stock Market LLC
Class A ordinary shares, included as part of the units	PLAO	The Nasdaq Stock Market LLC
Redeemable warrants, included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PLAOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 16, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	2
Condensed Statements of Operations for the Three Months Ended March 31, 2022 (Unaudited) and for the Period From February 25, 2021 (Inception) to March 31, 2021 (Unaudited)	3
Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three Months Ended March 31, 2022 (Unaudited) and Condensed Statement of Changes in Shareholders’ Deficit for the Period From February 25, 2021 (Inception) to March 31, 2021 (Unaudited)	4
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 (Unaudited) and for the Period From February 25, 2021 (Inception) to March 31, 2021 (Unaudited)	5
Notes to Condensed Financial Statements	6

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$1,756,653	$440
Prepaid expenses	274,614	–
Deferred offering costs	–	638,729
Total current assets	2,031,267	639,169
Investments held in Trust Account	236,866,876	–
Other non-current assets	243,788	–
Total assets	$239,141,931	$639,169

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Due to related party	$3,144	$437,508
Accrued expenses	529,952	226,529
Total current liabilities	533,096	664,037
Deferred underwriting fees payable	8,050,000	–
Derivative warrant liabilities	9,779,000	–
Total liabilities	18,362,096	664,037

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.30 per share and unrealized loss on investments held in Trust Account	236,866,876	–

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	–	–
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	–	–
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	–	24,425
Accumulated deficit	(16,087,616)	(49,868)
Total shareholders’ deficit	(16,087,041)	(24,868)
Total liabilities, ordinary shares subject to possible redemption, and shareholders’ deficit	$239,141,931	$639,169

The accompanying notes are an integral part of these condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from February 25, 2021 (Inception) through March 31, 2021

Formation costs	$–	$46,123
General and administrative expenses	103,508	–
Loss from operations	(103,508)	(46,123)
Change in fair value of derivative warrant liabilities	(378,500)	–
Unrealized loss on investments held in Trust Account	(33,124)	–
Transaction costs allocation to derivative warrant liabilities	(314,508)	–
Net loss	$(829,640)	$(46,123)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	4,600,000	–
Basic and diluted per share, Class A subject to possible redemption	$0.92	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,150,000	5,000,000
Basic and diluted per share, Class B non-redeemable ordinary shares	$(0.98)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	–	$–	5,750,000	$575	$24,425	$(49,868)	$(24,868)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	–	–	–	–	–
Paid underwriters fees	–	(4,600,000)	–	–	–	–	–
Deferred underwriting fees payable	–	(8,050,000)	–	–	–	–	–
Fair value of Public Warrants	–	(4,151,500)	–	–	–	–	–
Other offering costs	–	(815,157)	–	–	–	–	–
Excess cash received over fair value of Private Placement Warrants	–	–	–	–	9,251,000	–	9,251,000
Accretion of Class A ordinary shares to redemption value	–	24,483,533	–	–	(9,275,425)	(15,208,108)	(24,483,533)
Net loss	–	–	–	–	–	(829,640)	(829,640)
Balance as of March 31, 2022 (unaudited)	23,000,000	$236,866,876	5,750,000	$575	$–	$(16,087,616)	$(16,087,041)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (inception)	–	$–	–	–	$–	$–	$–
Issuance of ordinary shares to Sponsor	–	–	5,750,000	575	24,425	–	25,000
Net loss	–	–	–	–	–	(46,123)	(46,123)
Balance as of March 31, 2021 (unaudited)	–	$–	5,750,000	$575	$24,425	$(46,123)	$(21,123)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from February 25, 2021 (Inception) Through March 31, 2021
Cash flows from operating activities
Net loss	$(829,640)	$(46,123)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on investments held in trust account	33,124	–
Transaction costs allocated to derivative warrant liabilities	314,508	–
Formation expenses funded by note payable through Sponsor	3,144	–
Change in fair value of derivative warrant liabilities	378,500	–
Formation and operating expenses paid in exchange for Founder Shares	–	16,123
Changes in operating assets and liabilities
Prepaid and other assets	(518,402)	–
Accrued expenses	25,085	30,000
Net cash used in operating activities	(593,681)	–
Cash Flows from investing activities
Investment of cash into Trust Account	(236,900,000)	–
Net cash used in investing activities	(236,900,000)	–
Cash Flows from Financing Activities
Repayment of note payable	(500,000)	–
Repayment of amount due to related party	(84,697)
Proceeds from sale of Class A shares, gross	230,000,000	–
Proceeds from sale of Private Placement Warrants	14,500,000	–
Offering costs paid	(4,665,409)	–
Net cash provided by financing activities	239,249,894	–
Net increase in cash	1,756,213	–
Cash – beginning of period	440	–
Cash – end of period	$1,756,653	$–
Supplemental disclosure of noncash investing and financing activities
Initial class A shares subject to possible redemption	$212,383,343	$–
Immediate accretion of Class A shares to redemption value	$24,450,409	$–
Subsequent accretion of Class A shares to redemption value	$33,124
Offering costs included in accrued expenses	$278,338	$40,000
Offering costs paid through promissory note – related party	$150,333	$114,992
Offering costs paid through prepaid legal expense funded by sponsor	$–	$2,600
Deferred underwriting fees payable	$8,050,000	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Liquidity and Capital Resources

Patria Latin American Opportunity Acquisition Corp. (the “Company”) is a blank check company incorporated in Cayman Islands on February 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, ordinary shares purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through March 31, 2022, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On March 14, 2022, the Company consummated its IPO of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise in full of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

The Company’s sponsor is Patria SPAC LLC, a Cayman Islands exempted limited partnership (the “Sponsor”). Simultaneously with the closing of the IPO and pursuant to the private placement warrants purchase agreement, the Company completed the private sale of 14,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $14,500,000.

Transaction costs amounted to $13,779,665, including $8,050,000 in deferred underwriting commissions, $4,600,000 in upfront underwriting commissions and $1,129,665 in other offering costs, of which $314,508 were expensed and $13,456,157 charged to temporary equity.

Following the closing of the IPO on March 14, 2022, an amount of $236,900,000 ($10.30 per Unit) of the proceeds from the IPO and the sale of the Private Placement Warrants, comprised of $225,400,000 of the proceeds from the IPO (which is net of $4,600,000 of the underwriter’s fees) and $11,500,000 of the proceeds of the sale of Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of the Class A Ordinary Shares included in the Units (the “Public Shares”) if the Company is unable to complete the Initial Business Combination within 15 months from the closing of the IPO (or up to within 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus), subject to applicable law; or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the Initial Business Combination within 15 months from the closing of the IPO (or up to within 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commission held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.30 per Unit sold in the IPO, including the proceeds from the sale of the private placement warrants, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (or up to within 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus) of the IPO (the “Combination Period”) and the Company’s shareholders have not amended the Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.30. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.30 per unit or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, the Company had a working capital of $1,498,171. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. Cash of $1,756,653 was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

If the Company’s estimates of the costs of identifying a target business, undertaking due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed financial statements was issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets of liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

A reconciliation of the loss per share is below:

	For the Three Months Ended March 31, 2022	For the Period from February 25, 2021 (Inception) through March 31, 2021
Net loss	$(829,640)	$(46,123)
Accretion of temporary equity in excess of fair value	(24,483,533)	–
Net loss including accretion of temporary equity in excess of fair value	$(25,313,173)	$(46,123)

	For the Three Months Ended March 31, 2022		For The Period From February 25, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(663,627)	$(165,013)	$(46,123)
Deemed dividend for accretion of temporary equity in excess of fair value	4,896,707	(4,896,707)
Allocation of net loss and deemed dividend	$4,233,079	$(5,062,719)	$(46,123)
Denominator
Weighted average shares outstanding, basic and diluted	4,600,000	5,150,000	5,000,000
Basic and diluted net loss per share	$0.92	$(0.98)	$(0.01)

The Company’s statements of operations include a presentation of loss per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” ASC 480-10-S99-3A, the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net loss per ordinary share. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of March 31, 2022, 23,000,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the three months ended March 31, 2022, the Company recorded an accretion of $24,483,533, of which $9,275,425 was recorded in additional paid-in capital and $15,208,108 was recorded in accumulated deficit.

At March 31, 2022, 23,000,000 ordinary shares subject to possible redemption are presented at redemption value ($10.30) as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Gross proceeds	$236,900,000
Less
Class A ordinary shares issuance costs	(13,465,157)
Fair value of Public Warrants at issuance	(11,051,500)
Plus
Accretion of carrying value to redemption value	24,483,533
Class A ordinary shares subject to possible redemption	$236,866,876

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants and the Private Placement Warrants was estimated using a binomial/lattice model.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the IPO. Upon the completion of the IPO, the offering costs were allocated using the relative fair values of the Company’s Class A Ordinary Shares and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s Class A Ordinary Shares were charged against the carrying value of Class A Ordinary Shares. The Company complies with the requirements of the ASC 340-10-S99-1.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020- 06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. As a result of ASU 2020 – 06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2020-06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO, the Company sold 23,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary Share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Ordinary Shares at an exercise price of $11.50 per whole share.

The Company had granted the Underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, which was exercised in full on the IPO date.

Note 4 – Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 14,500,000 of Private Placement Warrants, including the overallotment option, at a price of $1.00 per Private Placement Warrant ($14,500,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of Class A Ordinary Shares at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. Upon the purchase of the Private Placement Warrants by the Sponsor, the Company recorded the excess proceeds received over the fair value of the Private Placement Warrants as additional paid-in capital amounting to $9,251,000.

Note 5 – Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent director nominees. These 90,000 shares were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The allocation of the Founder Shares to the director nominees is in the scope of ASC 718, “Compensation-Stock Compensation.” Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the found shares granted. The fair value of the 90,000 shares granted to the Company’s director nominees in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense has been recognized for period ended March 31, 2022.

On March 14, 2022, the underwriters fully exercised the over-allotment option; thus, the 750,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of their founder shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the Company’s Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Company’s Initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Promissory Note – Related Party

On March 3, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, and (ii) the completion of the IPO. On January 31, 2022, the Company amended the unsecured Promissory Note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. The outstanding balance under the Promissory Note was $3,144 at March 31, 2022 and $437,508 as of December 31, 2021.

Administrative Services Agreement

Commencing on the date of the IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 6 – Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Warrants, including any that may be issued upon conversion of Working Capital Loans, if any (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants, including any that may be issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement entered into prior to the consummation of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments. The underwriter fully exercised its over-allotment option concurrently with the close of the IPO. The underwriter was entitled to a cash underwriting discount of $0.20 per Unit (or $4,600,000) of the gross proceeds of the IPO. Additionally, the underwriter is entitled to a deferred underwriting commission of $0.35 per Unit (or $8,050,000) of the gross proceeds of the IPO upon the completion of the Company’s Initial Business Combination. The deferred underwriting commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 – Derivative Warrant Liabilities

The Company accounted for the 26,000,000 Warrants issued in connection with the IPO (the 11,500,000 of Public Warrants and the 14,500,000 of Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant much be recorded as a liability. Accordingly, the Company classifies each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Only whole Warrants are exercisable. The Warrants will become exercisable 30 days after the completion of the Initial Business Combination and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of an Initial Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination or (ii) a notice of redemption described under “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the IPO or a new registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s Initial Business Combination and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A Ordinary Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” and “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A Ordinary Shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Initial Business Combination, (iii) they may be exercised by the holders on a cashless basis, (iv) are subject to registration rights and (v) use a different Black-Scholes Warrant Model for purposes of calculating the Black-Scholes Warrant Value (as defined in the warrant agreement).

On the exercise of any Warrant, the Warrant exercise price will be paid directly to us and not placed in the Trust Account.

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00: Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each Warrant being exercised.

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00: Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth in the warrant agreement based on the redemption date and the “redemption fair market value” of Class A Ordinary Shares (as defined below) except as otherwise described in the warrant agreement;

●	if, and only if, the closing price of Class A Ordinary Shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A Ordinary Shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

Solely for the purposes of this redemption provision, the “redemption fair market value” of the Company’s Class A Ordinary Shares shall mean the volume weighted average price of the Class A Ordinary Shares for the ten (10) trading days immediately following the date on which notice of redemption is sent to the holders of Warrants.

No fractional Class A Ordinary Shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A Ordinary Shares to be issued to the holder.

Note 8 – Shareholder’s Deficit

Preference Shares – The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At March 31, 2022, there were 23,000,000 shares of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. The underwriters exercised their over-allotment option for 750,000 shares on March 14, 2022.

Holders of the Class A Ordinary Shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the appointment and removal of the Company’s directors prior to the Initial Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$236,866,876	$–	$–	$236,866,876
Total assets	$236,866,876	$–	$–	$236,866,876
Liabilities
Public Warrants	$–	$–	$4,312,500	$4,312,500
Private Placement Warrants	$–	$–	$5,466,500	$5,466,500
Total liabilities	$–	$–	$9,779,000	$9,779,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The Warrants were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. The Company estimates volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

	March 31, 2022	March 14, 2022 (IPO date)
Exercise Price	$11.50	$11.50
Underlying share price	$10.06	$9.82
Volatility	4.6%	5.4%
Term to Business Combination (years)	6.00	6.05
Risk-free rate	2.41%	2.13%

The table below shows the change in fair value of derivative warrants liabilities as of March 31, 2022:

	Public Warrants	Private Warrants	Total
Fair value at January 1, 2022	$–	$–	$–
Fair value at March 14, 2022	4,151,500	5,249,000	9,400,500
Change in fair value	161,000	217,500	378,500
Fair value as of March 31, 2022	$4,312,500	$5,466,500	$9,779,000

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Patria Latin American Opportunity Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Patria SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Cayman Islands on February 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, ordinary share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on the investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022 we had a net loss of $829,640 which consists of general and administrative expenses of $103,508, change in fair value of derivative warrant liabilities of $378,500, loss on the investments held in the Trust Account of $33,124, and transaction costs allocated to derivative warrant liabilities of $314,508. For the period from February 25, 2021 (inception) through March 31, 2021 we had a net loss of $46,123 which consisted of formation costs.

Liquidity and Capital Resources

As of March 31, 2022, the Company had a working capital of $1,498,171. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. Cash of $1,756,653 was held outside of the Trust Account and is available for the Company’s working capital purposes. As of December 31, 2021, the Company had a working capital deficit of $24,868 and cash of $440.

For the three months ended March 31, 2022, cash used in operating activities was $593,681, which is made up of a net loss of $829,640 and changes in operating assets and liabilities, which used $493,317. These amounts were offset by loss on investments held in trust account of $33,124, transaction costs allocated to derivative warrant liabilities of $314,508 and the change in fair value of derivative warrant liabilities of $378,500. For the three months ended March 31, 2021, cash used in operating activities was $0, which is made up of a net loss of $46,123 and offset by accrued expenses of $30,000 and formation and operating expenses paid in exchange for Founder Shares of $16,123.

As of March 31, 2022, we had cash of $1,756,653. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

If the Company’s estimates of the costs of identifying a target business, undertaking due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this date these condensed financial statements was issued and therefore substantial doubt has been alleviated.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies other than the following.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including shares of ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, all ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statements of operations includes a presentation of loss per share in a manner similar to the two-class method of income (loss) per share. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 13,000,000 public warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 14,500,000 Private Placement Warrants. All of our outstanding public warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of public warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. The Company estimates volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

	March 31, 2022	March 14, 2022 (IPO date)
Exercise Price	$11.50	$11.50
Underlying share price	$10.06	$9.82
Volatility	4.6%	5.4%
Term to Business Combination (years)	6.00	6.05
Risk-free rate	2.41%	2.13%

Additionally, the Units will automatically separate into their component parts and will not be traded after completion of our Initial Business Combination.

Recent Accounting Standards

See “Recent Accounting Pronouncements” in Note 2 of the accompanying condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final Prospectus as filed with the SEC on March 10, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2022, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units sold were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. JP Morgan Securities LLC and Citigroup Global Markets Inc. JP Morgan Securities LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254498). The Securities and Exchange Commission declared the registration statement effective on March 9, 2022.

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 14,500,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $14,500,000 The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, $236,900,000 was placed in the Trust Account.

We accrued a total of $13,779,665 in transaction costs, including $8,050,000 in deferred underwriting fees, $4,600,000 in upfront underwriting fees, and other offering costs of $1,129,665 related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer