Form 10-Q
period 2022-06-30
Patria Latin American Opportunity Acquisition Corp.
filed 2022-08-11
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, and for the Period from February 25, 2021 (Inception) to June 30, 2021 (Unaudited)	3

Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022 and Condensed Statements of Changes in Shareholders’ Deficit for the Period from February 25, 2021 (Inception) to June 30, 2021(Unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 25, 2021 (Inception) to June 30, 2021 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Cash	$1,515,474	$440
Prepaid expenses	253,613	—
Deferred offering costs	—	638,729
Marketable securities held in Trust Account	237,201,610	—
Total current assets	238,970,697	639,169

Other non-current assets	179,110	—
Total Assets	$239,149,807	$639,169

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Due to related party	$3,144	$437,508
Deferred underwriting fees payable	8,050,000	—
Derivative warrant liabilities	3,380,000	—
Accrued expenses	587,625	226,529
Total current liabilities	12,020,769	664,037
Total liabilities	12,020,769	664,037

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.30 per share, and unrealized gain on investments held in Trust Account	237,201,610	—
Shareholders’ deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(10,073,147)	(49,868)
Total shareholders’ deficit	(10,072,572)	(24,868)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$239,149,807	$639,169

The accompanying notes are an integral part of these condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period from February 25, 2021 (Inception) Through June 30, 2021
Formation costs	$—	$—	$—	$46,123
General and administrative expenses	384,531	—	488,039	—
Loss from operations	(384,531)	—	(488,039)	(46,123)
Change in fair value of derivative warrant liabilities	6,399,000	—	6,020,500	—
Unrealized gain on investments held in Trust Account	334,734	—	301,610	—
Transaction costs allocation to derivative warrant liabilities	—	—	(314,508)	—
Net income (loss)	$6,349,203	$—	$5,519,563	$(46,123)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	—	13,850,829	—
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.22	$0.00	$0.79	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,000,000	5,451,657	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.21	$0.00	$(1.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(49,868)	$(24,868)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Fair value of Public Warrants	—	(4,151,500)	—	—	—	—	—
Other offering costs	—	(815,157)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	9,251,000	—	9,251,000
Accretion of Class A ordinary shares in redemption value	—	24,483,533	—	—	(9,275,425)	(15,208,108)	(24,483,533)
Net loss	—	—	—	—	—	(829,640)	(829,640)
Balance as of March 31, 2022	23,000,000	$236,866,876	5,750,000	$575	$—	$(16,087,616)	$(16,087,041)
Remeasurement of Class A ordinary shares to redemption value	—	334,734	—	—	—	(334,734)	(334,734)
Net income	—	—	—	—	—	6,349,203	6,349,203
Balance as of June 30, 2022	23,000,000	$237,201,610	5,750,000	$575	$—	$(10,073,147)	$(10,072,572)

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 25, 2021 THROUGH JUNE 30, 2021
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Insurance of ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(46,123)	(46,123)
Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(46,123)	$(21,123)
Net income	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	$—	5,750,000	$575	$24,425	$(46,123)	$(21,123)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2022	For The Period from February 25, 2021 Through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$5,519,563	$(46,123)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(301,610)	—
Transaction costs allocation to derivative warrant liabilities	314,508	—
Change in fair value of derivative warrant liabilities	(6,020,500)	—
Formation and operating expenses paid in exchange for Founder Shares	—	16,123
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(432,723)	—
Accrued expenses	93,235	30,000
Net cash used in operating activities	(827,527)	—
Cash Flows from Investing Activities
Investment of cash into Trust Account	(236,900,000)	—
Proceeds from redemption of U.S. government treasury obligations	237,121,000	—
Purchase of U.S. government treasury obligations	(237,121,000)	—
Net cash used in investing activities	(236,900,000)	—
Cash Flows from Financing Activities
Repayment of note payable	(500,000)	—
Repayment of amount due to related party	(84,697)	—
Proceeds from sale of Class A ordinary shares, gross	230,000,000	—
Proceeds from sale of Private Placement Warrants	14,500,000	—
Offering costs paid	(4,672,742)	—
Net cash provided by financing activities	239,242,561	—

Net increase in cash	1,515,034	—
Cash — beginning of period	440	—
Cash — end of period	$1,515,474	$—

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$212,383,343	$—
Immediate accretion of Class A ordinary shares to redemption value	$24,450,409	$—
Subsequent accretion of Class A ordinary shares to redemption value	$367,858	$—
Offering costs included in accrued expenses	$267,861	$15,000
Offering costs paid through promissory note — related party	$150,333	$139,992
Offering costs paid through prepaid legal expense funded by sponsor	$—	$2,600
Deferred underwriting fees payable	$8,050,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations, Liquidity and Going Concern Considerations

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

As of June 30, 2022, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through June 30, 2022, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Transaction costs amounted to $13,779,665, including $8,050,000 in deferred underwriting commissions, $4,600,000 in deferred underwriting fees payable and $1,129,665 in other offering costs, of which $314,508 were expensed and $13,456,157 charged to temporary equity.

Following the closing of the IPO on March 14, 2022, an amount of $236,900,000 ($10.30 per Unit) of the proceeds from the IPO and the sale of the Private Placement Warrants, comprised of $225,400,000 of the proceeds from the IPO (which is net of $4,600,000 of the underwriter’s fees) and $11,500,000 of the proceeds of the sale of Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of the Class A Ordinary Shares included in the Units (the “Public Shares”) if the Company is unable to complete the Initial Business Combination within 15 months from the closing of the IPO (or up to within 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus); or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the Initial Business Combination within 15 months from the closing of the IPO (or up to within 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had a working capital of $226,949,928. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at June 30, 2022 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. Working capital would be $1,178,318 if the line items described above were not included in the working capital calculation. Cash of $1,515,474 was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Interest and dividend income on these securities is included in unrealized gain on investments held in Trust Account in the accompanying condensed statements of operations.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

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

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of the income (loss) per share is below:

	For the Six Months Ended June 30, 2022	For the Period From February 25 2021 through June 30, 2021
Net income (loss)	$5,519,563	$(46,123)
Accretion of temporary equity in excess of fair value	(24,818,267)	—
Net income (loss) including accretion of temporary equity in excess of fair value	$(19,298,704)	$(46,123)

	For the Six Months Ended June 30, 2022		For the Period from February 25, 2021 through June 30, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation net income (loss) including accretion of temporary equity in excess of fair value	$(13,848,039)	$(5,450,665)	$(46,123)
Deemed dividend for accretion of temporary equity in excess of fair value	24,818,267	—	—
Allocation of net income (loss) and deemed dividend	$10,970,228	$(5,450,665)	$(46,123)
Denominator
Weighted average shares outstanding, basic and diluted	13,850,829	5,451,657	5,000,000
Basic and diluted net income (loss) per share	$0.79	$(1.00)	$(0.01)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Net income	$6,349,203	$—
Accretion of temporary equity in excess of fair value	(334,734)	—
Net income including accretion of temporary equity in excess of fair value	$6,014,469	$—

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class B
Basic and diluted net income per share
Numerator
Allocation net income including accretion of temporary equity in excess of fair value	$4,811,575	$1,202,894	$—
Deemed dividend for accretion of temporary equity in excess of fair value	334,734	—	—
Allocation of net income and deemed dividend	$5,146,309	$1,202,894	$—
Denominator
Weighted average shares outstanding, basic and diluted	23,000,000	5,750,000	5,000,000
Basic and diluted net income per share	$0.22	$0.21	$—

The Company’s statements of operations include a presentation of loss per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480, “Distinguishing Liabilities from Equity.” In accordance with ASC 480-10-S99-3A, the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net loss per ordinary share. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of June 30, 2022, 23,000,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the six months ended June 30, 2022, the Company recorded an accretion of $24,818,267, of which $9,275,425 was recorded in additional paid-in capital and $15,542,842 was recorded in accumulated deficit. Accretion of $334,734 was recorded for the three months ended June 30, 2022.

At June 30, 2022, 23,000,000 ordinary shares subject to possible redemption are presented at redemption value ($10.30) as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(13,465,157)
Fair value of Public Warrants at issuance	(4,151,500)
Plus:
Accretion of carrying value to redemption value	24,483,533
Class A ordinary shares subject to possible redemption at March 31, 2022	$236,866,876
Remeasurement of carrying value to redemption value	334,734
Class A ordinary shares subject to possible redemption at June 30, 2022	$237,201,610

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.

The Class A ordinary shares and warrants comprising the units began separate trading on the 52nd day following the date of the IPO. Holders have the option to continue to hold units or separate their units into the component securities. Holders will need to have their brokers contact the Company’s transfer agent in order to separate the units into Class A ordinary shares and warrants. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase a multiple of two units, the number of warrants issuable to you upon separation of the units will be rounded down to the nearest whole number of warrants.

Additionally, the units will automatically separate into their component parts and will not be traded after completion of the Initial Business Combination.

Share-based Compensation

The Company accounts for Founder Shares issued to its independent directors in accordance with SEC Staff Accounting Bulletin 5T and ASC 718, “Compensation-Stock Compensation.” The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of the date of Initial Public Offering of the Company’s Class A ordinary shares and the probability of the success of the Business Combination. As of June 30, 2022 and December 31, 2021, none of these shares vested and no share-based compensation expense was recorded as the related vesting conditions were not met.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the IPO. Upon the completion of the IPO, the offering costs were allocated using the relative fair values of the Company’s Class A Ordinary Shares and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s Class A Ordinary Shares were charged against the carrying value of Class A Ordinary Shares. The Company complies with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs.”

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020- 06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. As a result of ASU 2020 – 06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2020-06 on its financial statements.

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

Note 5 – Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent director nominees. These 90,000 shares were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The allocation of the Founder Shares to the director nominees is in the scope of ASC 718, “Compensation-Stock Compensation.” Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the found shares granted. The fair value of the 90,000 shares granted to the Company’s director nominees in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense has been recognized for period ended June 30, 2022.

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

Promissory Note – Related Party

On March 3, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, and (ii) the completion of the IPO. On January 31, 2022, the Company amended the unsecured Promissory Note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508 which was fully paid upon the Company’s consummation of its initial public offering.

Due to Related Party

As of June 30, 2022, the Company had an outstanding balance of $3,144 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand.

Administrative Services Agreement

Commencing on the date of the IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2022, we incurred and paid $30,000 and $35,484 in administrative support fees respectively. For the period from February 25, 2021 (inception) through December 31, 2021 we did not incur or pay any fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 8 – Shareholder’s Deficit

Preferred Shares – The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. The underwriters exercised their over-allotment option for 750,000 shares on March 14, 2022.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$237,201,610	$—	$—	$237,201,610
	$237,201,610	$—	$—	$237,201,610
Liabilities
Public Warrants	$1,495,000	$—	$—	$1,495,000
Private Placement Warrants	—	1,885,000	—	1,885,000
Total liabilities	$1,495,000	$1,885,000	$—	$3,380,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the three months ended June 30, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since May 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to other income resulting from a decrease in the fair value of warrant liabilities of $6,399,000, which is presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The table below shows the change in fair value of the derivative warrant liabilities as of June 30, 2022:

	Public Warrant	Private Warrant	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at March 14, 2022	4,151,500	5,249,000	9,400,500
Change in fair value	161,000	217,500	378,500
Fair value as of March 31, 2022	4,312,500	5,466,500	9,779,000
Change in fair value	2,817,500	3,581,500	6,399,000
Fair value as of June 30, 2022	$1,495,000	$1,885,000	$3,380,000

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on the investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the six months ended June 30, 2022 we had a net income of $5,519,563 which consists of general and administrative expenses of $488,039 (made up of professional services fees of $330,858 and other general and administrative fees of $157,181), change in fair value of derivative warrant liabilities of $6,020,500, gain on the investments held in the Trust Account of $301,610 and transaction costs allocated to derivative warrant liabilities of $314,508.

For the three months ended June 30, 2022 we had a net income of $6,349,203 which consists of general and administrative expenses of $384,531 (made up of professional services fees of $233,466, and other general and administrative fees of $151,065), change in fair value of derivative warrant liabilities of $6,399,000, gain on the investments held in the Trust Account of $334,734 and transaction costs allocated to derivative warrant liabilities of $0.

For the period from February 25, 2021 (inception) through June 30, 2021 we had a net loss of $46,123 which consisted of formation costs.

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had a working capital of $226,949,928 including trust account, Deferred underwriting fees payable and Derivative warrant liabilities. Working capital was $1,178,318 when marketable securities held in Trust Account, Deferred underwriting fees payable and Derivative warrant liabilities were excluded from the calculation. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at June 30, 2022 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. During the six months ended June 30, 2022, net cash used in investing activities was $236,900,000 which included the redemption of U.S. government treasury obligations of $237,121,000, fully offset by the purchase of U.S. government treasury obligations of $237,121,000. Cash of $1,515,474 was held outside of the Trust Account and is available for the Company’s working capital purposes.

For the six months ended June 30, 2022, cash used in operating activities was $827,527 which is made up of a net income of $5,519,563 and changes in operating assets and liabilities, which used $339,488. These amounts were offset by loss on investments held in trust account of $301,610, transaction costs allocated to derivative warrant liabilities of $314,508 and the change in fair value of derivative warrant liabilities of $6,020,500.

As of June 30, 2022, we had cash of $1,515,474. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans, as defined below, to the Company (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than the following.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including shares of ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, all ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statements of operations include a presentation of loss per share in a manner similar to the two-class method of income (loss) per share. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended June 30, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

Recent Accounting Standards

See “Recent Accounting Pronouncements” in Note 2 of the accompanying condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on March 10, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC other than the additional risk factor set forth in our quarterly report on Form 10-Q filed with the SEC on May 5, 2022.

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

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date:	August 11, 2022	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
			Name:	José Augusto Gonçalves de Araújo Teixeira
			Title:	Chief Executive Officer