Form 10-K
period 2022-12-31
Patria Latin American Opportunity Acquisition Corp.
filed 2023-03-31
CIK 1849737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

1 345 640 4900

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 28, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Certain Terms

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “company” or “our company” are to Patria Latin American Opportunity Acquisition Corp., a Cayman Islands exempted company;

“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the company;

“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

“directors” are to our current directors;

“equity-linked securities” are to any debt or equity securities of our company that are convertible into, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;

“final prospectus” are to the Company’s final prospectus (File No. 333-254498), dated as of March 9, 2022, which was declared effective by the SEC on March 9, 2022;

“founders” are to Ricardo Leonel Scavazza, our Chairman of the Board, José Augusto Gonçalves de Araújo Teixeira, our Chief Executive Officer, Marco Nicola D’Ippolito, our Chief Financial Officer, and Alexandre Teixeira de Assumpção Saigh, one of our Directors;

“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;

“initial shareholders” are to our sponsor and each other holder of our founder shares upon the consummation of our initial public offering;

“IPO” are to our initial public offering that closed on March 14, 2022;

“management” or our “management team” are to our officers and directors;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“Patria” are to Patria Investments Limited;

“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

“public shares” are to our Class A ordinary shares sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

“public warrants” are to the warrants sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor (or permitted transferees);

“sponsor” are to Patria SPAC LLC, a Cayman Islands limited liability company;

“warrants” are to our public warrants and private placement warrants; and

“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our being a company with no operating history and no revenues;

●	past performance of our management team, Patria, our sponsor, or their respective affiliates may not be indicative of future performance of an investment in us;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our ability to obtain or maintain the listing of our securities on Nasdaq;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our initial shareholders controlling the election of our board of directors and electing all of our directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	actual and potential conflicts of interests relating to Patria, and our sponsor, officers, directors, security holders, clients and their respective affiliates that may conflict with our interests;

●	our pool of prospective target businesses, including opportunities in Latin America;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	the potential risks subsequent to our initial business combination with respect to where our assets are located, potential reincorporation elsewhere, where our directors and officers will reside and our directors’ and officers’ familiarity with U.S. securities laws;

●	our public securities’ potential liquidity and trading;

●	the possibility that our initial shareholders may receive additional Class A ordinary shares based on our trading price and/or based on certain strategic transactions after our initial business combination;

●	the potential risks associated with us being incorporated under the laws of the Cayman Islands;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from the realized gain on the investments held in the trust account;

●	the performance of Latin American markets and the availability of a suitable target for an initial business combination transaction in Latin America; additional burdens that we may face in finding, investigating, agreeing to and completing an initial business combination transaction in Latin America; and additional risks in pursuing a target company with operations in Latin America that may negatively impact our operations following the business combination;

●	the potential risks associated with acquiring and operating a business in foreign countries;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this annual report.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I

Item 1. Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO and to pursue a business combination. We have not selected any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Our team has a history of executing transactions in multiple geographies and under varying economic and financial market conditions. Although we may pursue an acquisition in a number of industries or geographies, we intend to capitalize on the broader Patria Investments Limited, or Patria, platform where we believe a combination of our relationships, knowledge and experience across industries and geographies can effect a positive transformation of an existing business.

Our sponsor is an affiliate of Patria, a leading global alternative asset manager. Given Patria’s investment capabilities and the expectation that our company will leverage on Patria’s capabilities, we believe our team has the required investment, operational, due diligence and capital raising resources to affect a business combination with an attractive target and to position it for long-term success in the public markets.

While we may pursue an initial business combination target in any industry or sector, geography, or stage, we intend to focus our search in Latin America and in sectors where Patria has developed investment expertise (including but not limited to healthcare, food and beverage, logistics, agribusiness, education, and financial services). We will pursue an initial business combination with an established business with scale, attractive growth prospects, high-quality shareholders and management, and sustainable competitive advantages. We believe there is a large number of attractive businesses that would benefit from a public listing as well as from the operational and value creation expertise we bring.

Our sponsor, Patria SPAC LLC, is an affiliate of Patria. We believe Patria offers a compelling value proposition and can help us with value creation for our target business, our shareholders and our Sponsor. Patria is one of the leading private markets investment firms in Latin America in terms of capital raised, with over $8.7 billion raised since 2015 including co-investments. Preqin’s 2020 Global Private Equity & Venture Capital Report ranks Patria as the number one fund manager by total capital raised for private equity funds in the past ten years in Latin America. As of December 31, 2021, Patria’s assets under management, or AUM, was $14.9 billion with 19 active funds, and Patria’s investment portfolio was composed of over 55 companies and assets. Patria’s size and performance over its 32-year history also make it one of the most significant emerging markets-based private markets investments managers. We intend to leverage this unique proprietary investment framework and investment expertise with an established operational track record to generate value in our target business through many operational levers, such as revenue growth via cross-selling with other portfolio companies, margin expansion and premiums from green-field projects, relying on Patria’s expertise to complement the business development competences of our management.

Patria’s track record derived from its strategy and capabilities has attracted a committed and diversified base of investors, with over 300 Limited Partners, or LPs, across four continents, including six of the world’s 10 largest sovereign wealth funds and 10 of the world’s 20 largest pensions, insurance companies, funds of funds, financial institutions, endowments, foundations, and family offices. Approximately 59% of its current LPs have been investing with Patria for over 10 years. Patria’s team has also benefited from the investment of its partner, The Blackstone Group Inc., one of the world’s leading investment firms, which has held a non-controlling interest in Patria since 2010.

On January 26, 2021, Patria announced the closing of its initial public offering of 34,613,647 of its Class A common shares at a public offering price of $17.00 per share. The shares began trading on the Nasdaq Global Select Market on January 22, 2021, under the symbol “PAX.”

On December 1, 2021 Patria announced the closing of its combination with Moneda Asset Management, or “Moneda,” a leading asset manager headquartered in Chile. The transaction creates a combined asset manager with nearly $24 billion in assets under management, which Patria expects will help solidify its private equity, infrastructure and credit platforms in Latin America.

The combination enhanced Patria’s product offering by adding the largest credit investment platform in Latin America, where Moneda manages nearly $5 billion and has generated market-leading performance. Moneda also manages more than $450 million in private credit investments, adding to more than $200 million managed by Patria, which Patria expects to be the foundation to pursue private credit product development in the region.

Moneda also added a public equities portfolio, and including Patria’s Constructivist Equity Fund, or CEF, totaled $2.5 billion in public equities AUM. Within this portfolio, the combination created the largest Constructivist Equity/CEF manager in the region with approximately $800 million in assets under management, combining localized expertise in both Brazil and Chile. Complementary investor bases totaling more than 400 institutional clients present a significant cross selling opportunity for Moneda’s products, which will continue to carry the Moneda brand, offering Patria’s global institutional investors access to yield-oriented products in the region.

Patria’s investment approach seeks to take advantage of sizable opportunities in Latin America while mitigating risks such as macroeconomic and foreign exchange volatility. Patria does so by focusing on resilient sectors—largely uncorrelated with macroeconomic factors—driving operational value creation and partnering with entrepreneurs and management teams to develop some of the leading platforms in the region. Patria’s strategy, applied since 1994 in its flagship private equity products, has generated solid returns and sustained growth. The consolidated equal-weighted net internal rate of return, or IRR, in U.S. dollars for all of Patria’s flagship private equity funds since inception was 29.5% as of December 31, 2022 (30.9% in Brazilian reais). The consolidated pooled-weighted net internal rate of return, or IRR, in U.S. dollars for all of Patria’s flagship private equity funds since inception was 14.0% as of December 31, 2022 (19.4% in Brazilian reais). Patria has overseen the deployment of more than $25 billion through capital raised by its products, capital raised in IPOs and follow-ons, debt raised by underlying companies and capital expenditures sourced from operational cash flow of underlying companies, with more than 47 investments and 273 underlying acquisitions as of December 31, 2022.

We believe that Patria’s historical returns in U.S. dollars are particularly notable in view of the levels of currency volatility and historically limited use of leverage, which, we also believe, makes Patria better investors focused on value creation, strategy execution and operational excellence, with more limited reliance upon financial engineering. We expect to rely on Patria’s expertise and track record to help our management to source an attractive target business and build on Patria’s extensive public company expertise to take advantage of value creation opportunities by improving the target business’s operations and accelerate its growth.

As of December 31, 2022, Patria had 174 professionals, of which 44 were partners and directors, 19 of these working together for more than ten years, operating in ten offices around the globe, including investment offices in Montevideo (Uruguay), São Paulo (Brazil), Bogotá (Colombia), and Santiago (Chile), as well as client-coverage offices in New York (United States), London (United Kingdom), Dubai (UAE), and Hong Kong (China), in addition to Patria’s corporate business and management office in George Town (Cayman Islands).

Company History

On March 14, 2022, we consummated our initial public offering, or the “IPO” of 23,000,000 units sold in our IPO, or the “Public Units,” including the issuance of 3,000,000 Units as a result of the underwriter’s, or the “Underwriter” exercise of its over-allotment option, or the “Over-allotment Option” in full, at a price of $10.00 per Public Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 14,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a Private Placement to Patria SPAC LLC, or the “Sponsor,” generating gross proceeds of $14,500,000.

Of the net proceeds from the IPO, exercise of the over-allotment option, and associated private placements, $236,900,000 of cash was placed in the Trust Account.

We cannot assure you that our plans to complete our initial business combination will be successful.

On May 2, 2022, we announced that, commencing May 4, 2022, holders of the 23,000,000 units sold in the IPO may elect to separately trade the Company’s Class A Ordinary Shares and the public warrants included in the units. Those units not separated continued to trade on Nasdaq under the symbol “PLAOU” and the Patria Class A Ordinary Shares and public warrants that were separated trade under the symbols “PLAO” and “PLAOW,” respectively.

Initial Business Combination

The Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions held in the trust account and taxes payable on the income earned on the trust account) at the time of signing the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, such transaction would be subject to approval by a majority of our independent and disinterested directors. We would not be required to obtain an opinion from a third party firm in such event to address whether the business combination is fair to our public shareholders from a financial point of view. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. We also will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Subject to these limitations, our directors and executive officers have virtually unlimited flexibility in identifying and selecting one or more prospective businesses.

We may, at our option, pursue an acquisition opportunity jointly with Patria, or one or more parties affiliated with Patria, including without limitation officers and affiliates of Patria, funds associated with Patria or investors in such funds. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons. We will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on the relative valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We currently do not have any specific business combination under consideration. Patria and our directors and officers are regularly made aware of potential business combination opportunities, one or more of which we may desire to pursue. However, we have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

In addition, certain of our directors and officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation Patria and funds associated with Patria or their current or former portfolio companies. These funds may have overlapping investment objectives and potential conflicts may arise with respect to Patria’s decision regarding how to allocate investment opportunities among these funds. If any of our directors and officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any funds associated with Patria or their current or former portfolio companies), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Patria, funds associated with Patria or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Patria or our directors and executive officers may be suitable for both us and Patria, a current or future Patria fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Patria, such fund, investment vehicle or portfolio company before being directed, if at all, to us. However, we do not expect these fiduciary duties or contractual obligations to materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Patria entity) for any director or officer, on the one hand, and us, on the other. Accordingly, Patria and our directors or officers may not be obliged to present a business combination opportunity to us.

Our directors and officers or Patria or their affiliates, including funds associated with Patria, may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the director and officer teams. However, we do not currently expect that any such other blank check company would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors, including our chief executive officer, are and in the future will be required to commit time and attention to Patria and current and future funds associated with Patria. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Patria and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

On March 9, 2022, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

Our executive offices are located at 18 Forum Lane, 3rd floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands and our telephone number is +1 345-640-4900. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700 million as of the prior June 30.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO until closing a business combination. We intend to effectuate our initial business combination using cash from the proceeds from our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the healthcare, food and beverage, logistics, agribusiness, education and financial services sectors, primarily in Latin America. Accordingly, there is no current basis for investors in our IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds from our IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. Neither our sponsor officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that our officers and directors, as well as their affiliates and our advisory committee members, may bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. In addition, various unaffiliated sources, including but not limited to investment bankers and private investment funds, may bring target businesses to our attention as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources may have read this annual report and know what types of businesses we are targeting. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on the date of our final prospectus, we expect to pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our sponsor, secretarial and administrative support services provided to members of our management team and other expenses and obligations of our sponsor. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers, directors or funds managed by certain of our affiliates, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers, directors or funds managed by certain of our affiliates. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers, directors or funds managed by certain of our affiliates, such transaction would be subject to approval by a majority of our independent and disinterested directors. We would not be required to obtain an opinion from a third party firm in such event to address whether the business combination is fair to our public shareholders from a financial point of view.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.30 per unit, and such amount may be increased by up to $0.20 per unit in the event we decide to extend the time to consummate our business combination by a total of six months, as described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, shares underlying the private placement warrants and any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 7,500,001, or 37.5%, of the 20,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 15 months from the closing of our IPO to complete our initial business combination (or up to within 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus). If we have not completed our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus). However, if our sponsor or management team acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,310,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on the realized gain on the investments held in the trust account, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.30. The funds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.30. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than BDO USA, LLP, our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third-party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. BDO USA, LLP, our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than BDO USA, LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per unit and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.30 per unit due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per unit. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.30 per unit and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per unit due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.30 per unit.

We will seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than BDO USA, LLP, our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $2,310,000 from the proceeds from our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $690,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $690,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.30 per unit to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Facilities

We currently utilize office space at 18 Forum Lane, 3rd floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands. We consider our current office space adequate for our current operations.

Employees

We currently have two officers: José Augusto Gonçalves de Araújo Teixeira and Marco Nicola D’Ippolito. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report on Form 10-K and the prospectus associated with our IPO, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands, and all of our activities to date have been related to our formation, our IPO and our search for a business combination target. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated such as Patria, may not be indicative of future performance of an investment in the Company.

Information regarding our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, including Patria, is presented for informational purposes only. Any past experience, reputation, public company expertise, region-wide network, and performance by our management team and their affiliates and the businesses with which they have been associated, such as Patria, is not a guarantee that we will be able to (i) successfully identify a suitable candidate for our initial business combination, (ii) have any competitive advantage in sourcing or consummating one or more business combinations, (iii) improve the target business’s operations or accelerate its growth, (iv) rely on Patria’s scalable process, investment teams and analytical tools to source, diligence, manage investments; or (v) provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, including Patria, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Management concluded that there was substantial doubt about our ability to continue as a “going concern.”

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company does not have sufficient cash and working capital to sustain its operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2022, we had $707,749 cash and working capital of $230,865,720. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In the past we identified a material weakness in our internal control over financial reporting during the year ended December 31, 2021 related to our internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with the preparation and audit of our financial statements, a material weakness was identified in our internal control over financial reporting as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to our initial filing of a registration statement on Form S-1 on March 19, 2021, our management determined it should restate our previously reported financial statements as of and for the period ended March 31, 2021. We determined we had overstated legal fees in connection with our formation and overstated deferred offering costs in connection with our proposed public offering. The impact of the restatement on our financial statements included in our registration statement on Form S-1 for the period ended March 31, 2021 was reflected in our financial statements as of and for the period ended December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, as our strategy is to focus on business combination targets in Latin America, where there is a more limited pool of targets, we may be unable to find a suitable business combination target. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting commission is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

Because our trust account is expected to contain approximately $10.30 per Class A ordinary share (or $10.40 or $10.50 per Class A ordinary share if the sponsor extends the period of time for the company to complete a business combination to 18 months or 21 months, respectively) at the time of our initial business combination, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account initially contains approximately $10.30 per Class A ordinary share (or $10.40 or $10.50 per Class A ordinary share if the sponsor extends the period of time for the company to complete a business combination to 18 months or 21 months, respectively). This is different than some other similarly structured blank check companies for which the trust account only contains approximately $10.30 per Class ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Unlike some other similar blank check companies, we will only have by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) to consummate an initial business combination. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsor has the right to extend the term we have to consummate our initial business combination from 15 months to up to 21 months from the closing of our IPO without providing our shareholders with a corresponding redemption right.

We have until 15 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we have to consummate an initial business combination by two additional three month periods (for a total of up to 21 months to complete a business combination), provided that our sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per unit sold in our IPO for each three month extension, for an aggregate additional amount of $2,300,000 for each such extension, in exchange for a non-interest bearing, unsecured promissory note to be repaid by us following our business combination. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans solely from assets not held in the trust account, if any. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination or redeem their shares in connection with such extension. This feature is different than most other special purpose acquisition companies, in which any extension of the completion window would require a vote of a special purpose acquisition company’s shareholders and, in connection with such vote, such special purpose acquisition company’s shareholders would have the right to redeem their public shares.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we are unable to consummate our initial business combination within the prescribed time frame, our public shareholders may be forced to wait beyond such time frame before redemption from our trust account.

If we are unable to consummate our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus), the funds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up or liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own approximately 20% of our issued and outstanding ordinary shares immediately following the completion of our IPO (assuming our initial shareholders do not purchase any units in our IPO). Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 7,500,001, or 37.5%, of the 20,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial shareholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this annual report entitled “Item 1. Business—Effecting Our Initial Business Combination—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds from our IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-business combination businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, advisors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines, including geographic area, for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Moreover, in pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable (if at all) as we believed at the time of signing an agreement to acquire such private company or that fails to meet the projections upon which our valuation may be based.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, one of our officers paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 founder shares, which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. In February 2022, our sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares. The purchase price of the founder shares was determined by dividing the amount of expenses paid on behalf of the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 23,000,000 units, which was the case given the over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 14,500,000 private placement warrants for an aggregate purchase price of $14,500,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 15-month anniversary (or 18-month anniversary or 21-month anniversary, as the case may be) of the closing of our IPO nears, which is the deadline for our completion of an initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or “GAAP” or international financial reporting standards as issued by the International Accounting Standards Board, or “IFRS” depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board, or “PCAOB.” These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If the net proceeds from our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 15 months following the closing of the offering (or up to within 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, their affiliates, including Patria, or our management team to fund our search and to complete our initial business combination.

Of the net proceeds from our IPO, and the sale of the private placement warrants, only $2,310,000 is available to us initially outside the trust account to fund our working capital requirements. We believe that, since closing of our IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 21 months following such closing; however, we cannot assure you that our estimate is accurate, and our sponsor, their affiliates, including Patria, and members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, their affiliates, including Patria, our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, their affiliates, including Patria, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.30 per unit, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per unit.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. BDO USA, LLP, our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per unit initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement included as an exhibit to the registration statement for our IPO, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than BDO USA, LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per unit and (ii) the actual amount per unit held in the trust account as of the date of the liquidation of the trust account, if less than $10.30 per unit due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per unit. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.30 per unit and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per unit due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.30 per unit.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.30 per unit.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any realized gain on the investments held in the trust account thereon and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.30 per unit.

If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are required to hold an annual general meeting no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to invest in a Latin American company, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including healthcare, food and beverage, logistics, agribusiness, education and financial services, among other sectors. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If we consider an initial business combination with an affiliated entity or if our board of directors is not able to independently determine the fair market value of the target business, such transaction would be subject to approval by a majority of our independent and disinterested directors. We would not be required to obtain an opinion from a third party firm in such event to address whether the business combination is fair to our public shareholders from a financial point of view, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, such transaction would be subject to approval by a majority of our independent and disinterested directors. We would not be required to obtain an opinion from a third party firm in such event to address whether the business combination is fair to our public shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of a majority of our independent and disinterested directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination. Although the fairness to our company from a financial point of view of a domestic or international target business affiliated with our sponsor, officers, directors, existing holders or funds managed by certain of our affiliates, including Patria, is subject to the approval by a majority of our independent and disinterested directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any dependence on Patria or conflicts of interest.

We may engage the underwriters or one of their affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on the completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters or one of their affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement was entered into with the underwriters or their affiliates and no fees or other compensation for such services was paid to the underwriters or their affiliates prior to the date that is 60 days from the date of our final prospectus, unless such payment would not be deemed underwriting compensation in connection with our IPO. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares may be converted into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants to be issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of December 31, 2022 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds from our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the private placement of warrants provides us with $228,850,000 that we may use to complete our initial business combination (after taking into account the $8,050,000, of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Certain agreements related to our IPO may be amended without shareholder approval.

Each of the agreements related to our IPO to which we are a party, other than the warrant agreement (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements) and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Our initial shareholders control a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members are appointed by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, the COVID-19 pandemic and government measures taken to curb the spread of the virus, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Relating to Our Sponsor and Their Affiliates and Our Management Team

We are dependent upon our founders and officers and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our founders and officers, many of whom are affiliated with Patria. We believe that our success depends on the continued service of our founders and officers, at least until we have completed our initial business combination. In addition, our founders and officers are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our founders or officers. The unexpected loss of the services of one or more of our founders or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers, directors and advisory board members will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers, directors and advisory board members are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’, directors’ and advisory board members’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance—Directors and Executive Officers.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance— Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates, including Patria, may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates, including Patria, from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors, officers or funds managed by certain of our affiliates, including Patria. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors, funds managed by certain of our affiliates, including Patria, or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors, existing holders or funds managed by certain of our affiliates, including Patria. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, including entities affiliated with Patria, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, including Patria, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. We would not be required to obtain an opinion from a third party firm in such event to address whether the business combination is fair to our public shareholders from a financial point of view. We are dependent on, and may have conflicts of interests with, Patria. We expect to rely on Patria’s experience, reputation, region-wide network, as well as its scalable process, investment teams and analytical tools in sourcing, conducting due diligence, and managing investments to be able to (i) successfully identify a suitable candidate for our initial business combination, (ii) source and consummate one or more business combinations, and (iii) improve the target business’s operations and accelerate its growth, among other goals. Despite our efforts, there is no assurance that our reliance on Patria may result in an initial business combination or in positive results to our shareholders. Also, our sponsor, and certain of our officers, directors, existing holders or funds managed by certain of our affiliates, including Patria, may have interests that conflict with ours. Despite being subject to approval by a majority of our independent and disinterested directors regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors, existing holders or funds managed by certain of our affiliates, including Patria, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any dependence on Patria or conflicts of interest.

Certain members of our board of directors and management team may be involved in and have a greater financial interest in the performance of other entities affiliated with our sponsor, including Patria, and such activities may create conflicts of interest in making decisions on our behalf.

Certain of our directors and members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to our sponsor and its other affiliates, including Patria. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other affiliated entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may currently be or may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other affiliated entities, including Patria, than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims, or “run-off insurance.” The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to list our units on Nasdaq. Following the date that the Class A ordinary shares and warrants are eligible to trade separately, we anticipate that the Class A ordinary shares and warrants will be separately listed on Nasdaq. Although after giving effect to this offering we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholder’s equity (generally $2,500,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq were to delist any of our securities prior to the consummation of an initial business combination, or we were to voluntarily delist our securities prior to such time, we would no longer be required to complete a business combination having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions held in the trust account). This would allow us to acquire a target business valued substantially below the amount of funds in our trust account.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Holders of our public shares are not entitled to vote on the appointment of directors prior to our initial business combination.

Prior to our initial business combination, only holders of Class B ordinary shares have the right to appoint directors in any general meeting. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. Accordingly, holders of our public shares may not have any say in the management of our company prior to the completion of an initial business combination.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 as of the completion of our IPO and the sale of the private placement warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

●	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We have not registered, and will not register, the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis, in which case the number of Class A ordinary shares that the holders of warrants will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis under certain circumstances described in the prospectus for our IPO. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 177,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares may be converted into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. We have, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 21 months from the closing of our IPO or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder that are necessary or advisable in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements, provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Certain other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds from our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares upon the closing of our IPO, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants, or for amendments necessary for the warrants to be classified as equity. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements (provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement), but otherwise requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements without the consent of any shareholder or warrant holder (provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement). Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination (net of redemptions), and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

Following the consummation of our IPO and the concurrent private placement of warrants, we issued an aggregate of 23,000,000 warrants in connection with our IPO (comprised of the 10,000,000 warrants included in the units and the 13,000,000 private placement warrants) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we account for these as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a business combination that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the last reported sales price of our Class A ordinary shares, or Reference Value, equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). Please see “Description of Securities—Warrants— Public Shareholders’ Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00” of our final prospectus, incorporated by reference herein. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination, or Market Value, of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00” of our final prospectus. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 Class A ordinary shares as part of the units in connection with our IPO and, simultaneously, issued in a private placement an aggregate of 14,500,000 private placement warrants, at $1.00 per warrant. In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares, rather than units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our founder shares will have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	to the extent that we have one, we expect our nominating and corporate governance committee to be comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

Risks Associated with Acquiring and Operating a Business in Foreign Countries, in Particular in Latin America

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

We intend to pursue a target company with operations or opportunities outside of the United States for our initial business combination, which may subject us to additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations, including differences between U.S. GAAP and the International Accounting Standards;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	natural disasters and public health events;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We will be exposed to certain risks that are particular to investing in Latin America and other emerging markets.

In seeking significant investment exposure in Latin American countries, we are subject to political, economic, legal, operational and other risks that are inherent to operating and investing in these countries. These risks range from challenges in finding suitable acquisition targets to difficulties in settling transactions markets and operating businesses once acquired. Countries in Latin America have, at times and to varying degrees, experienced periods of economic contraction, political instability, civil strife, organized crime, corruption and other adverse conditions. The economies of these countries are susceptible to fluctuations in certain global commodity prices and are also impacted by adverse developments in other markets. Additionally, countries in the region tend to have significant physical and digital infrastructure deficiencies, as compared to the United States. Governments in Latin America have in the past made significant policy and regulatory shifts in response to social pressures, including changes in taxation. Moreover, these governments have, at times, exercised a significant degree of control over the private sector, including due to possible nationalization, expropriation, price controls and other restrictive governmental actions. We could also face the risk that exchange or capital controls or similar restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency received or held by us in their countries into U.S. dollars or other currencies, or to take those dollars or other currencies out of those countries.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements, we may not be able to enforce our legal rights and such reincorporation may result in taxes imposed on shareholders or warrant holders.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would govern our company’s charter documents; may govern some or all of our future material agreements; may differ from the laws of the Cayman Islands or the United States and may subject us to foreign regulations that could affect our business. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

In addition, if we determine to relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction, our initial business combination may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

The majority of our directors and officers live outside the United States and all of our assets are located outside the United States, which may continue to be the case after our initial business combination; therefore investors may not be able to enforce federal securities laws or their other legal rights.

The majority of our directors and officers live outside of the United States and all of our assets are located outside of the United States, which may continue to be the case after our initial business combination. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the U.S. Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, these laws, regulations and standards and their interpretations and application may also evolve over time. This evolution may result in additional costs necessitated by ongoing revisions to our disclosure and governance practices. In addition, our failure to comply with existing and future applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by the company to be dealt with. None of the company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

We may be subject to an excise tax under the newly enacted Inflation Reduction Act of 2022 in connection with redemptions of our ordinary shares after December 31, 2022.

The Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders. Because we are a “blank check” Cayman Islands corporations with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. The amount of the Excise Tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, there are certain other exceptions to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the Excise Tax. The Treasury and the Internal Revenue Service recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form. A repurchase that occurs in connection with a business combination with a U.S. target company might be subject to the Excise Tax, depending on the structure of the business combination and other transactions that might be engaged in during the relevant year.

We believe that we were a passive foreign investment company, or “PFIC,” for our 2021 taxable year, and we may be a PFIC for our 2022 and current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our final prospectus captioned “Taxation—U.S. Federal Income Tax Considerations”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based upon the composition of our income and assets, we believe that we were a PFIC in our 2021 taxable year. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of our final prospectus captioned “Taxation—U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year.

Our actual PFIC status for our 2022 and current taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the taxable year following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder a PFIC Annual Information Statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, which could mitigate certain of the adverse U.S. federal income tax consequences of our PFIC status to U.S. investors, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisers regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of our final prospectus captioned “Taxation—U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

After our initial business combination, it is possible that a majority of our directors and officers live outside the United States and all of our assets are located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets are located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Certain Factors Relating to Latin America

Governments have a high degree of influence in the economies in which we plan to operate. The effects of this influence and political and economic conditions in Latin America could harm us and the trading price of our Class A ordinary shares.

Governments in many of the markets in which we currently, or may in the future, operate, frequently exercise significant influence over their respective economies and occasionally makes significant changes in policy and regulations. Government actions to control inflation and other policies and regulations have often involved, among other measures, increases or decreases in interest rates, changes in fiscal policies, wage and price controls, foreign exchange rate controls, blocking access to bank accounts, currency devaluations, capital controls and import and export restrictions. We have no control over and cannot predict what measures or policies governments may take in the future. We and the market price of our securities may be harmed by changes in government policies, as well as general economic factors, including, without limitation:

●	growth or downturn of the relevant economy;

●	interest rates and monetary policies;

●	exchange rates and currency fluctuations;

●	inflation;

●	liquidity of the capital and lending markets;

●	import and export controls;

●	exchange controls and restrictions on remittances abroad and payments of dividends;

●	modifications to laws and regulations according to political, social and economic interests;

●	fiscal policy and changes in tax laws and related interpretations by tax authorities;

●	economic, political and social instability, including general strikes and mass demonstrations;

●	the regulatory framework governing the financial services industry;

●	labor and social security regulations;

●	energy and water shortages and rationing;

●	commodity prices;

●	natural disasters;

●	public health, including as a result of epidemics and pandemics, such as the COVID-19 pandemic;

●	changes in demographics; and

●	other political, diplomatic, social and economic developments in or affecting Latin America.

Uncertainty over whether Latin American governments will implement reforms or changes in policy or regulation affecting these or other factors in the future may affect economic performance and contribute to economic uncertainty in Latin America, such as increased tax uncertainty regarding the tax authorities’ interpretations of applicable tax laws and exemptions, which may have an adverse effect on our activities and consequently our operating results, and may also adversely affect the trading price of our Class A ordinary shares.

Recent economic and political instability in Brazil, for instance, has led to a general negative perception of the Brazilian economy and higher volatility in the Brazilian securities markets, which also may adversely affect us and our Class A ordinary shares. See “—The ongoing economic uncertainty and political instability in Latin America, including as a result of ongoing corruption investigations, may harm us and the price of our Class A ordinary shares.”

Developments and the perceptions of risks in other countries, including other emerging markets, the United States and Europe, may harm the economy of the countries in which we operate and the trading price of our Class A ordinary shares.

The market for securities offered by companies with significant operations in Latin America is influenced by political, economic and market conditions in the region and, to varying degrees, market conditions in other emerging markets, as well as the United States, Europe and other countries. To the extent the conditions of the global markets or economy deteriorate, the business of companies with significant operations in Latin America may be harmed. The weakness in the global economy has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, reduction of China’s growth rate, currency volatility and limited availability of credit and access to capital, in addition to significant uncertainty results from the current COVID-19 pandemic. Developments or economic conditions in other emerging market countries have at times significantly affected the availability of credit to companies with significant operations in Latin America and resulted in considerable outflows of funds from Latin American countries, decreasing the amount of foreign investments in the region.

Crises and political instability in other emerging market countries, the United States, Europe or other countries, including increased international trade tensions and protectionist policies, could decrease investor demand for securities offered by companies with significant operations in Brazil and Latin America, such as our Class A ordinary shares. For example, in 2019, political and social unrest in Latin American countries, including Ecuador, Chile, Bolivia and Colombia sparked political demonstrations and, in some instances, violence. In October 2019, presidential elections were held in Bolivia, Uruguay and Argentina. Controversial outcomes in Bolivia and Uruguay led to violent protests and claims of fraudulent elections in Bolivia and a runoff election in Uruguay. Similarly, Chile experienced political unrest and social strife, including a wave of protests and riots, beginning on October 18, 2019, sparked by an increase in the subway fare of the Santiago Metro and widened to reflect anger over living costs and inequality. These developments, as well as potential crises and other forms of political instability or any other as of yet unforeseen development, may harm our business and the trading price of our Class A ordinary shares.

The ongoing military conflict between Russia and Ukraine may have repercussions on the world’s geopolitical and economic scenarios.

The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including from the members of the North Atlantic Treaty Organization, or “NATO.” Following Russia’s invasion of Ukraine beginning on February 24, 2022, the United States, the UK, the EU and other countries announced broad economic sanctions against Russia, including financial measures such as freezing Russia’s central bank assets, limiting its ability to access its dollar reserves, the US, the EU and the UK have also banned people and businesses from dealings with the Russian central bank, its finance ministry and its wealth funds, selected Russian banks will also be removed from Swift messaging system, which enables the smooth transfer of money across borders. Other sanctions by the UK include major Russian banks from the UK financial system, stopping them from accessing sterling and clearing payments, excluding major Russian companies and the state will be stopped from raising finances or borrowing money on the UK markets, and establishment of limits on deposits Russians can make at UK banks. The US, the EU and the UK adopted personal measures, such as sanctions on individuals with close ties to Mr. Putin, and placed visa restrictions on several oligarchs, as well as their family members and close associates, and froze their assets.

While the precise effect of the ongoing armed conflict and these sanctions on the Russian and global economies remains uncertain, should tensions continue to increase, markets may face continued volatility as well as economic and security consequences including, but not limited to, supply shortages of different kinds, increases in prices of commodities, including piped gas, oil and agricultural goods, among others. Given that Russia and Ukraine are among the largest grain exporters in the world, impacts on financial markets, inflation, interest rates, unemployment and other matters could affect the global economy that is currently recovering from the effects of the COVID-19 pandemic. Particularly, these effects could result in increased inflation in Brazil and in measures by the Brazilian government to contain inflation, such as raising the basic interest rate, which could materially impact the cost of debt and third-party capital for financing and investing activities across industries.

Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, an increase in cyberterrorism activities and attacks, exodus to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.

As our target business may operate globally, the adverse effects—global or localized—of the ongoing conflict between Russia and Ukraine, and/or economic sanctions and import and/or export controls to be imposed on the Russian government by the United States, the UK, the EU or others, could materially affect our operations, expansion plans, and ultimately our results.

The ongoing economic uncertainty and political instability in Brazil, including as a result of ongoing corruption investigations, may harm us and the price of our Class A ordinary shares.

The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including from the members of the North Atlantic Treaty Organization, or “NATO.” Following Russia’s invasion of Ukraine beginning on February 24, 2022, the United States, the UK, the EU and other countries announced broad economic sanctions against Russia, including financial measures such as freezing Russia’s central bank assets, limiting its ability to access its dollar reserves, the US, the EU and the UK have also banned people and businesses from dealings with the Russian central bank, its finance ministry and its wealth funds, selected Russian banks will also be removed from Swift messaging system, which enables the smooth transfer of money across borders. Other sanctions by the UK include major Russian banks from the UK financial system, stopping them from accessing sterling and clearing payments, excluding major Russian companies and the state will be stopped from raising finances or borrowing money on the UK markets, and establishment of limits on deposits Russians can make at UK banks. The US, the EU and the UK adopted personal measures, such as sanctions on individuals with close ties to Mr. Putin, and placed visa restrictions on several oligarchs, as well as their family members and close associates, and froze their assets.

While the precise effect of the ongoing armed conflict and these sanctions on the Russian and global economies remains uncertain, should tensions continue to increase, markets may face continued volatility as well as economic and security consequences including, but not limited to, supply shortages of different kinds, increases in prices of commodities, including piped gas, oil and agricultural goods, among others. Given that Russia and Ukraine are among the largest grain exporters in the world, impacts on financial markets, inflation, interest rates, unemployment and other matters could affect the global economy that is currently recovering from the effects of the COVID-19 pandemic. Particularly, these effects could result in increased inflation in Brazil and in measures by the Brazilian government to contain inflation, such as raising the basic interest rate, which could materially impact the cost of debt and third-party capital for financing and investing activities across industries.

Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, an increase in cyberterrorism activities and attacks, exodus to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.

As our target business may operate globally, the adverse effects—global or localized—of the ongoing conflict between Russia and Ukraine, and/or economic sanctions and import and/or export controls to be imposed on the Russian government by the United States, the UK, the EU or others, could materially affect our operations, expansion plans, and ultimately our results.

Inflation and government measures to curb inflation may adversely affect the economies and capital markets in some of the countries in which we operate, and as a result, harm our business and the trading price of our Class A ordinary shares.

In the past, high levels of inflation have adversely affected the economies and financial markets of some of the countries in which we operate, particularly Argentina and Brazil, and the ability of their governments to create conditions that stimulate or maintain economic growth. Moreover, governmental measures to curb inflation and speculation about possible future governmental measures have contributed to the negative economic impact of inflation and have created general economic uncertainty and heightened volatility in the capital markets. As part of these measures, governments have at times maintained a restrictive monetary policy and high interest rates that have limited the availability of credit and economic growth.

According to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, which is published by the Brazilian Institute for Geography and Statistics (Instituto Brasileiro de Geografia e Estatística), or IBGE, Brazilian inflation rates were 10.1%, 4.5% and 4.3% for the years ended as of December 31, 2021, 2020 and 2019, respectively. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government’s intervening in the economy and introducing policies that could harm our business and the trading price of our Class A ordinary shares. One of the tools used by the Brazilian government to control inflation levels is its monetary policy, specifically relating to interest rates. An increase in the interest rate restricts the availability of credit and reduces economic growth, and vice versa. During recent years there has been significant volatility in the official Brazilian interest rate, which ranged from 14.25% on December 31, 2015, to 2.00% on December 31, 2020. This rate is set by the Monetary Policy Committee of the Central Bank (Comitê de Política Monetária), or COPOM. On February 7, 2018, the Monetary Policy Committee reduced the base interest rate (Sistema Especial de Liquidação e Custódia, or SELIC rate) to 6.75% and further reduced the SELIC rate to 6.50% on March 22, 2018. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on May 16, 2018 and subsequently on June 20, 2018. As of December 31, 2018, the SELIC rate was 6.50%. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on February 6, 2019, but reduced the SELIC rate to 6.00% on August 1, 2019, further reduced the rate to 5.50% on October 30, 2019 and further reduced the rate to 4.50% on December 12, 2019. On February 6, 2020, the Monetary Policy Committee reduced the SELIC rate to 4.25%, on March 19, 2020, further reduced the rate to 3.75%, on May 7, 2020, further reduced the rate to 3.00%, on June 18, 2020, further reduced the rate to 2.25% and on August 6, 2020, further reduced the rate to 2.00%. On March 18, 2021, the Monetary Policy Committee raised the SELIC rate to 2.75% and further raised the rate to 3.50% on May 5, 2021, to 5.25% on August 4, 2021, to 6.25% on September 22, 2021, to 7.75% on October 28, 2021, to 9.25% as of December 19, 2021, to 10.75% on February 2, 2022, to 11.75% on March 16, 2022, to 12.75% on May 5, 2022, and to 13.25% on June 16, 2022. As of March 28, 2023, the SELIC rate was 13.75%. Conversely, more lenient government and Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us and increase our target business indebtedness. Any change in interest rates, in particular any volatile swings, could adversely affect our growth, results of operations and financial condition, as well as our target business.

In addition, as of July 1, 2018, Argentina is considered highly inflationary under U.S. GAAP. Although inflation rates in certain of the other countries in which we operate have been relatively low in the recent past, we cannot assure you that this trend will continue. The measures taken by the governments of these countries to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting the availability of credit and retarding economic growth. Inflation, measures to combat inflation and public speculation about possible additional actions have also contributed materially to economic uncertainty in many of these countries and to heightened volatility in their securities markets. Periods of higher inflation may also slow the growth rate of local economies that could lead to reduced demand for the products and services of our target business. Inflation is also likely to increase some costs and expenses of our target business, which the target business may not be able to fully pass on to customers and which could adversely affect our operating margins and operating income.

Exchange rate instability may have adverse effects on the Brazilian economy, our business and the trading price of our Class A ordinary shares.

Our functional currency is the U.S. dollar. The Brazilian currency has been historically volatile and has been devalued frequently over the past three decades. Throughout this period, the Brazilian government has implemented various economic plans and used various exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. Although long-term depreciation of the Brazilian real is generally linked to the rate of inflation in Brazil, depreciation of the real occurring over shorter periods of time has resulted in significant variations in the exchange rate between the real, the U.S. dollar and other currencies. In 2017, the real depreciated by 1%, with the exchange rate reaching R$3.308 per US$1.00 on December 31, 2017. In 2018, the real depreciated an additional 18%, to R$3.875 per US$1.00 on December 31, 2018. In 2019, the real depreciated an additional 4% to R$4.031 per US$1.00 on December 31, 2019. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.197 per US$1.00 on December 31, 2020, which reflected a 29% depreciation of the real against the U.S. dollar during 2020 due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.581 per US$1.00 on December 31, 2021, which reflected a 7% depreciation of the real against the U.S. dollar during 2021 due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.218 per US$1.00 on December 31, 2022, which reflected a 7% appreciation of the real against the U.S. dollar during 2022 due primarily to the continued impact of the COVID-19 pandemic on the Brazilian economy. As of March 28, 2023, the real/U.S. dollar exchange rate reported by the Central Bank was R$5.173 per US$1.00, an appreciation of 0.9% of the real since December 31, 2022. There can be no assurance that the real will not appreciate or further depreciate against the U.S. dollar or other currencies in the future.

A devaluation of the real relative to the U.S. dollar could create inflationary pressures in Brazil and cause the Brazilian government to, among other measures, increase interest rates. Any depreciation of the real may generally restrict access to the international capital markets. It would also reduce the U.S. dollar value of our results of operations. Restrictive macroeconomic policies could reduce the stability of the Brazilian economy and harm our results of operations and profitability. In addition, domestic and international reactions to restrictive economic policies could have a negative impact on the Brazilian economy. These policies and any reactions to them may harm us by curtailing access to foreign financial markets and prompting further government intervention. A devaluation of the real relative to the U.S. dollar may also, as in the context of the current economic slowdown, decrease consumer spending, increase deflationary pressures and reduce economic growth.

On the other hand, an appreciation of the real relative to the U.S. dollar and other foreign currencies may deteriorate the Brazilian foreign exchange current accounts. Depending on the circumstances, either devaluation or appreciation of the real relative to the U.S. dollar and other foreign currencies could restrict the growth of the Brazilian economy, and affect our business, results of operations and profitability.

We will be subject to significant foreign currency exchange controls and currency devaluation in certain countries in which we may operate.

Certain Latin American economies have experienced shortages in foreign currency reserves and their respective governments have adopted restrictions on the ability to transfer funds out of the country and convert local currencies into U.S. dollars. This may increase our costs and limit our ability to convert local currency into U.S. dollars and transfer funds out of certain countries, including for the purchase of dollar-denominated inputs, the payment of dividends or the payment of interest or principal on our outstanding debt. In the event that any of our subsidiaries may be unable to transfer funds to us in the future due to currency restrictions, we are responsible for any resulting shortfall.

Since September 2019, the current Argentine government has tightened restrictions on capital flows and imposed exchange controls and transfer restrictions, substantially limiting the ability of companies to retain foreign currency or make payments outside of Argentina. Furthermore, the Central Bank of Argentina implemented regulations requiring its prior approval for certain foreign exchange transactions otherwise authorized to be carried out under the applicable regulations, such as dividend payments or repayment of principal of inter-company loans as well as the import of goods. As a consequence of the re-imposition of exchange controls, the spread between the official exchange rate and other exchange rates resulting implicitly from certain capital market operations usually effected to obtain U.S. dollars has broadened significantly. The implementation of the above-mentioned measures could impact our ability to transfer funds outside of Argentina in the future and may prevent or delay payments that Argentine portfolio companies may be required to make outside Argentina, if any. As a result, if we are prohibited from transferring funds out of Argentina, or if we become subject to similar restrictions in other countries in which we operate, our results of operations and financial condition could be materially adversely affected. In addition, the continuing devaluation of the Argentine peso since the end of 2015 has led to higher inflation levels, has significantly reduced competitiveness, real wages and consumption and has had a negative impact on businesses whose success is dependent on domestic market demand and supplies payable in foreign currency. Further currency devaluations in any of the countries in which we operate could have a material adverse effect on our results of operations and financial condition.

We and our target business are subject to review by taxing authorities, and an incorrect interpretation by us of tax laws and regulations may have a material adverse effect on us.

Our activities will require the use of estimates and interpretations of complex tax laws and regulations and are subject to review by taxing authorities. We and our target business may be subject to the income and investment tax laws of Brazil and the other jurisdictions in which we expect to operate. These tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, leading to disputes which are sometimes subject to prolonged evaluation periods until a final resolution is reached. In making investment decisions or in establishing a provision for income tax expense and filing returns, we must make judgments and interpretations about the application of these inherently complex tax laws. If the judgment, estimates and assumptions we use in making our investment decisions or in preparing our tax returns are subsequently found to be incorrect, there could be a material adverse effect on us. The interpretations of Brazilian taxing authorities and the other jurisdictions in which we operate are unpredictable and frequently involve litigation, which introduces further uncertainty and risk as to tax expense.

Infrastructure and workforce deficiency in Latin America may impact economic growth and have a material adverse effect on us and our target business.

After our business combination, our performance will depend in part on the overall health and growth of the Latin American economy, especially in Brazil. Brazilian GDP growth has fluctuated over the past few years, with contractions of 3.5% and 3.3% in 2015 and 2016, respectively, followed by growth of 1.3%, 1.8% and 1.4% in 2017, 2018 and 2019, respectively. In 2020, Brazilian GDP contracted by 4.1%. Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, general strikes, the lack of a qualified labor force, and the lack of private and public investments in these areas, which limit productivity and efficiency. Additionally, despite our plans to adopt business continuity and crisis management policies, travel restrictions or potential impacts on personnel due to the COVID-19 pandemic may disrupt our target business operations and the markets in which it operates. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us and our target business.

The COVID-19 pandemic is expected to continue to have a negative impact on global, regional and national economies, and we would be materially adversely affected by a protracted economic downturn.

The current COVID-19 pandemic is expected to continue to have a negative impact on global, regional and national economies and to disrupt supply chains and otherwise reduce international trade and business activity. Reflecting this, the COVID-19 pandemic has already caused, since February 2020, the levels of equity and other financial markets to decline sharply and to become volatile, and such effects may continue or worsen in the future. This may in turn further impact the stock market and private equity markets in Brazil and elsewhere in Latin America, which may impact our future business in Latin America and our resulting business combination operations. The market declines and volatility could negatively our operations causing us to incur losses as well as result in the postponement or cancellation of expansion plans or mergers and acquisitions thereby reducing our future growth prospects, among others. The economic slowdown and market downturn could also negatively impact our target business performance through lower demand for its products or services and higher than expected losses, potentially leading our investors to redirect investments away from us. The current COVID-19 pandemic and its continued impact on the global economy may affect our ability to meet our financial targets or business combination. While it is too early for us to predict the impacts on our target business or our financial targets that the pandemic, and the governmental responses to it, may have, we would be materially adversely affected by a protracted downturn in local, regional or global economic conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

None.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on Nasdaq under the symbols “PLAOU,” “PLAO” and “PLAOW,” respectively. Our units commenced public trading on March 10, 2022. Our Class A ordinary shares and warrants began separate trading on May 4, 2022.

(b) Holders

As of March 29, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In March 2021, one of our officers paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 founder shares, which were temporarily issued to such officer and, on April 7, 2021, transferred to our sponsor in April 2021. In February 2022, our sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares. Immediately prior to our IPO, our sponsor transferred 25,000 of our founder shares to each of our three independent directors. Prior to the initial investment in the company of $25,000 by one of our officers, the company had no assets, tangible or intangible. After our IPO, we had 5,750,000 outstanding founder shares, representing 20% of the outstanding shares at the time. The Class B founder shares will automatically convert into Class A ordinary shares concurrently or immediately following the consummation of our initial business combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B founder shares will equal, in the aggregate on an as-converted basis, 20% of (i) the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination, and (y) any private placement warrants to be issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

The founder shares may be converted into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants to be issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Our Sponsor purchased an aggregate of 14,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or approximately $14,500,000 in a private placement that occurred simultaneously with the closing of our IPO. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per ordinary share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from our IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00” of our final prospectus, incorporated by reference herein) so long as they are held by the initial purchasers or their permitted transferees.

Use of Proceeds

A total of $236,900,000, comprised of $225,400,000 of the proceeds from the IPO, including $8,050,000 of the underwriter’s deferred discount, and $11,500,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Patria Latin American Opportunity Acquisition Corp. (the “Company”). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Patria SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a blank check company incorporated in Cayman Islands on February 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, ordinary share purchase, reorganization or similar business combination with one or more businesses, or the “Business Combination.” The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

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

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares after the IPO, they will be entitled to liquidating distributions from the Trust if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.30. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.30 per unit or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022 we had a net income of $9,256,245 which consists of general and administrative expenses of $901,733 (made up of professional services fees of $414,769 and other general and administrative fees of $486,964), change in fair value of derivative warrant liabilities of $7,060,500, realized gain on the investments held in the trust account of $3,411,986, and transaction costs allocated to derivative warrant liabilities of $314,508.

For the period from February 25, 2021 (inception) through December 31, 2021, we had a net loss of $49,868 which consisted of formation costs.

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had working capital of $230,865,720 including the Trust Account, deferred underwriting fees payable and Derivative warrant liabilities. Working capital was $943,734 when marketable securities held in Trust Account, deferred underwriting fees payable and Derivative warrant liabilities were excluded from the calculation. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at December 31, 2022 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate.

For the year ended December 31, 2022, cash used in operating activities was $1,156,250 which is made up of a net income of $9,256,245 and changes in operating assets and liabilities, which used $254,517. These amounts were offset by realized gain on investments held in Trust Account of $3,411,986, transaction costs allocated to derivative warrant liabilities of $314,508 and the change in fair value of derivative warrant liabilities of $7,060,500.

During the year ended December 31, 2022, net cash used in investing activities was $236,900,000 which included the redemption of U.S. government treasury obligations of $715,209,000, fully offset by the purchase of U.S. government treasury obligations of $715,209,000. Cash of $707,309 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of December 31, 2022, we had cash of $707,309. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date of the IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2022, we incurred and paid $95,484 in administrative support fees. For the period from February 25, 2021 (inception) through December 31, 2021 we did not incur or pay any fees.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

See “Recent Accounting Pronouncements” in Note 2 of the accompanying financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Ricardo Leonel Scavazza	45	Chairman and Director
Alexandre Teixeira de Assumpção Saigh	55	Director
José Augusto Gonçalves de Araújo Teixeira	44	Chief Executive Officer
Marco Nicola D’Ippolito	46	Chief Financial Officer
Pedro Paulo Elejalde de Campos	67	Director
Ricardo Barbosa Leonardos	65	Director
Maria Cláudia Mello Guimarães	57	Director

Our directors and executive officers are as follows:

Ricardo Leonel Scavazza, Chairman and Director

Ricardo Leonel Scavazza is the Chairman of our board of directors. Mr. Scavazza is a Managing Partner of Patria Investments Limited and is the Chief Executive Officer & Chief Investments Officer of Latin American Private Equity. Mr. Scavazza is responsible for all Latam Private Equity strategy at Patria Investments Limited. Before taking over as CEO & CIO for Private Equity Latam, Mr. Scavazza served as the Head of Private Equity Strategy in Brazil. Mr. Scavazza joined Patrimônio in 1999, became a Partner in 2005, and has worked on several new investments and acquisitions for the portfolio companies of Private Equity Funds I, II, III, IV and V. Mr. Scavazza held operating roles in several investments, including a tenure as Chief Executive Officer at Anhanguera between 2009 and 2013. He was Chief Financial Officer at DASA in 2001 and at Anhanguera Educacional from 2003 to 2006. Mr. Scavazza holds a bachelor’s degree in Business Administration and Management from Fundação Getulio Vargas (FGV) and the University of Texas at Austin. Mr. Scavazza also holds a Master’s in Business Administration and Management from the Kellogg School of Management at Northwestern University.

Alexandre Teixeira de Assumpção Saigh, Director

Alexandre Teixeira de Assumpção Saigh has served as the Director of the Board since our inception. Mr. Saigh is the Chief Executive Officer and is a member of our Board of Directors at Patria Investments Limited since 2010. He is also one of our founding partners and Chairman of our executive-level Private Equity Investment and Divestment Committee. Mr. Saigh is also a Senior Managing Partner of Patria Investments Limited and an Executive Director of Patria Holdings Limited. Before taking the role as Chief Executive Officer, Mr. Saigh was primarily responsible for our Private Equity division being responsible for the start-up and development of this business within Patria. He held and currently holds board member positions in several of our funds’ invested companies. Mr. Saigh was one of the founders of Patria in 2001 (successor of Banco Patrimônio), developing and leading the efforts for Patria to become one of the leading private markets firms in Latin America. Mr. Saigh joined Banco Patrimônio in 1994, as a Managing Partner responsible for the development and execution of Patria Investments Limited’s private equity business. Between 1994 and 1997, while developing Patrimônio’s private equity strategy, Mr. Saigh was Chief Executive Officer and Chief Financial Officer of Drogasil, one of the leading drugstore chains in Brazil and Patria’s first private equity investment. Prior to joining Patrimônio, Mr. Saigh worked at J.P. Morgan Investment Bank from 1989 to 1994, as a Vice President for its private equity, corporate finance and M&A divisions. Mr. Saigh holds a bachelor’s degree in Financial Management and Hotel Administration from Boston University and a Post- Graduate Certificate of Special Studies in Administration and Management from Harvard University.

José Augusto Gonçalves de Araújo Teixeira, Chief Executive Officer

José Augusto Gonçalves de Araújo Teixeira is our Chief Executive Officer. Mr. Teixeira is a Partner of Patria Investments Limited, where he currently serves as a member of its Management Committee and as Head of Marketing and Products. Mr. Teixeira is primarily responsible for Patria’s Global Product & Marketing strategy and development as well as for leading distribution efforts in Brazil. Previously, Mr. Teixeira served as the Head of Marketing and Investor Relations for Private Equity products between 2013 and 2020. From 2005 to 2013, Mr. Teixeira was fully dedicated to Anhanguera Educacional, Patria’s flagship investment in Education, where he held various senior positions: he served as Chief Financial Officer between 2011 and 2013, including oversight over the company’s robust M&A program; Investor Relations Officer between 2007 and 2013; Strategic, Commercial and Financial Planning Director between 2007 and 2011; and Financial Planning Manager between 2005 and 2007. Prior to the investment in Anhanguera, Mr. Teixeira focused on the development of Patria Investments Limited’s post-secondary Education thesis and worked at Anhembi-Morumbi University. Prior to joining Patria in 2004, Mr. Teixeira worked with the Latin American Research Sales team at Goldman Sachs in New York. Mr. Teixeira holds a bachelor’s degree in Political Science and Economics from Amherst College.

Marco Nicola D’Ippolito, Chief Financial Officer

Marco Nicola D’Ippolito has served as our Chief Financial Officer since our inception. Mr. D’Ippolito is also Managing Partner & Chief Financial Officer of Patria Investments Limited. Mr. D’Ippolito is a member of Patria Investments Limited’s Management Committee and is primarily responsible for finance, operations, shareholders relations, fund administration, legal, compliance, technology and governance. Before taking over as CFO, Mr. D’Ippolito served Patria Investments Limited as COO for four years. Before that, Mr. D’Ippolito worked at Patria Investment Limited’s Private Equity division, being responsible for different investments in the technology, logistics, healthcare, agribusiness and food industries. Mr. D’Ippolito was also responsible for fundraising initiatives within the Patria Private Equity business. In addition, Mr. D’Ippolito was the Chairman of the Board and Board Member of different portfolio companies. Before joining Patria in 2005, Mr. D’Ippolito worked for a Latin American family office as private equity portfolio manager between 2002 and 2005. Prior to that, Mr. D’Ippolito participated on the start-up, development and sale of an IT private company in Brazil. Mr. D’Ippolito holds a bachelor’s degree in Economics from Fundação Armando Álvares Penteado (FAAP) and a MBA from Instituto Brasileiro de Mercado de Capitais (IBMEC).

Pedro Paulo Elejalde de Campos, Director

Pedro Paulo Elejalde de Campos serves as a Director. Mr. Campos is currently a Managing Partner at Arsenal Investimentos, a Brazilian based investment and advisory firm. Mr. Campos joined Arsenal in 2017 and is responsible for leading its investment banking activities. Prior to that, from 2011 to 2017, Mr. Campos was a Partner at Patria Investimentos, a Brazilian investment firm associated with Blackstone Group from New York, where he was responsible for Blackstone’s investments in Brazil and Patria Investment Limited’s investment banking operations. From 2003 to 2011, Mr. Campos was at Angra Partners, an investment and financial advisory firm, where he was a Founding Managing Partner responsible for its general management, investment committees (chair) and investment portfolios. In addition, during his career, Mr. Campos held the position of a Managing Director at Citigroup from 2000 to 2003, the President and CEO of GE Capital Latin America and Banco GE Capital Brasil from 1996 to 2000. Mr. Campos started his professional career in 1982 at J.P. Morgan offices in New York and left the firm in 1995 as a Vice President. Also, along his career, Mr. Campos has served as board director in several corporations and non-profit organizations. Mr. Campos holds bachelors’ degrees in Engineering and Business Administration; both from Universidade Federal do Rio Grande Sul.

Ricardo Barbosa Leonardos, Director

Ricardo Barbosa Leonardos serves as a Director. Currently, Mr. Leonardos is a founding partner of Symphony (since 2002), a family business consulting firm focused on governance, succession, financial planning and family office. In this role, Mr. Leonardos structured and was the CEO of the Diniz family office for five years. Additionally, Mr. Leonardos is the vice-chairman of the Tecnisa S.A.’s board of directors (since 2006), an independent board member of Biosev S.A./Louis Dreyfuss Group (since 2013), a member of the board of directors of Associação Umane (since 2016), an independent member of the board of ASG Holdings/Athena Saúde (since 2020) and serves on the advisory board of the family holding companies Componente (since 2010) and Jaguari (since 2019). With over 30 years of experience in the capital markets and investments, Mr. Leonardos has worked in mergers and acquisitions, IPOs, privatization processes, portfolio management and investment funds. Mr. Leonardos is certified as an advisor by the IBGC-Brazilian Institute of Corporate Governance, as a consultant for family businesses by the Family Firm Institute of Boston, as portfolio manager authorized by the U.S. Securities and Exchange Commission and as an analyst by APIMEC. Mr. Leonardos holds a bachelor’s degree in Economics from the Faculdade de Economica São Luis and an MBA from the Leonard N. Stern School of Business at New York University. He also holds a certificate in Technology Innovation in Planning Effective Investments in Technology Markets from Tel-Aviv University – Coller School of Management Business Leaders and in the Digital Immersion Program from Digital House of São Paulo.

Maria Cláudia Mello Guimarães, Director

Maria Cláudia Mello Guimarães serves as a Director. She is a partner at KPC Consulting Firm, a member of Petrobras’ Board of Directors, a member of Petrobras’ Audit Committee and president of Petrobras’ Environment, Safety and Health Committee. A former board member of Constellation Oil Services in Luxembourg, Ms. Guimarães also worked as Investment Banking Manager Director at Bank of America Merrill Lynch for almost 10 years. Before that, Ms. Guimarães had experiences at ING, Itaú Bank, Bank Boston and ABN AMRO working in several areas, such as investment banking, corporate finance, corporate banking, credit risk, debt restructuring and project finance, mainly focused on Natural Resources, Energy and Capital Goods companies. Additionally, Ms. Guimarães holds a bachelor’s degree in Engineering from Universidade Federal do Rio de Janeiro (UFRJ) with a master’s degree from COPPEAD - UFRJ.

Advisors to the Board of Directors

We intend to form an advisory board comprised of Flavio Uchoa Teles de Menezes, Luiz Elisio Castello Branco de Melo, Norberto Whitaker Sobral Jannuzzi, Peter Paul Lorenço Estermann, Thiago Lima Borges, José Antonio Toledo Vieira, Fernando Machado Terni, Walter Domingues de Faria Jr, José Roberto Ferraz, Gil Conrado Karsten and Pedro de Andrade Faria, which appointments shall take effect upon the closing of this offering. Such individuals will assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of this offering. The advisors are neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with the members of our advisory board to provide services to us and they will have no fiduciary obligations to present business opportunities to us.

Our advisors to the board of directors are as follows:

Name	Age	Position
Flavio Uchoa Teles de Menezes	53	Listed Equities
Luiz Elisio Castello Branco de Melo	62	Consumer
Norberto Whitaker Sobral Jannuzzi	42	Healthcare Products
Peter Paul Lorenço Estermann	65	Food and Distribution
Thiago Lima Borges	42	Consumer
José Antonio Toledo Vieira	58	Healthcare Products
Fernando Machado Terni	66	Healthcare Services
Walter Domingues de Faria Jr	58	Distribution
José Roberto Ferraz	57	Healthcare
Gil Conrado Karsten	48	Food
Pedro de Andrade Faria	49	Technology and Listed Equities

Flavio Uchoa Teles de Menezes, Listed Equities

Flavio Uchoa Teles de Menezes is a Partner & Chief Investment Officer for Constructivist Equity Fund, or CEF, at Patria Investments Limited. Mr. Menezes is primarily responsible for the supervision of the Constructivist Equity Fund. Before taking over as CIO for Constructivist Equity Fund, Mr. Menezes served as one of Patria’s officers since 2012 in the Public Equities business unit. Mr. Menezes was the founder and investment officer of Mainstay Asset Management, an investment management boutique, from 2007 to 2012. Before that, he was partner and Chief Investment Officer at GPS – Global Portfolio Strategists, a leading investment advisory company, from 2001 to 2006. He started his career at Banco Patrimônio in 1991 as an equity research analyst and portfolio manager, becoming a partner in 1996. He was also a Vice President and co-head of equity asset management for Chase Manhattan Bank in Brazil. Mr. Menezes also serves at the Boards of Directors of Tenda, a listed Brazilian homebuilder, where he leads the Audit and Finance Committee, CVC Corp., one of Latin America’s leading travel services companies and at the Fiscal Board of Unidas, Brazil’s second largest mobility company. Mr. Menezes holds a BA in Business Administration from Fundação Getulio Vargas and an MBA with a concentration in Finance and Accounting from the University of Chicago’s Booth School of Business.

Luiz Elisio Castello Branco de Melo, Consumer

Luiz Elisio Castello Branco de Melo is an Operating Partner at Patria Investments Limited with a demonstrated history of working in the retail industry, including food and beverage retail, e-commerce, clothing, and others. for over 35 years. As CEO of Natulab, Mr. Melo has been responsible for leading and developing Patria’s F&B Portfolio and its healthcare products. Before joining Patria, Mr. Melo held senior executive positions in Submarino, Lojas Americanas, Lojas Renner, Hortifruti and GPA. Mr. Melo holds a degree of Civil Engineering from Universidade do Estado do Rio de Janeiro (1983) and an Advanced Executive Program in Business Administration and Management of Northwestern University – Kellogg School of Management (2014).

Norberto Whitaker Sobral Jannuzzi, Healthcare Products

Norberto Whitaker Sobral Jannuzzi is a Partner at Patria Investments Limited & Head of Private Equity Healthcare Strategy Brazil. Mr. Jannuzzi is primarily responsible for managing funds and investments in Patria’s Private Equity business unit since 2011, responsible for several investments in funds IV, V and VI including Elfa, Natulab, Eve and Atrial. Mr. Jannuzzi was also CFO and CTO for healthcare portfolio companies between 2012 and 2016. Mr. Jannuzzi joined Patria Investments Limited in 2011 and became a partner in 2019. Prior to joining Patria Investments Limited, Mr. Jannuzzi was an investment lead at HAL Investments (Dutch Private Equity) based in its Latin America Office and was responsible for investments in the healthcare and retail markets. Earlier in his career, Mr. Jannuzzi was a Business Development head at Novo Nordisk Pharma (NVO) for Latin America between 2006 and 2009. Mr. Jannuzzi started his professional career as a management consultant at Accenture, focused on strategy projects and based in London and São Paulo between 2003 and 2006. Mr. Jannuzzi holds a bachelor’s degree with honors in Business Administration from the University of Bath/U.K. (1999-2003).

Peter Paul Lorenço Estermann, Food and Distribution

Peter Paul Lorenço Estermann is a Partner at Patria Investments Limited and Chief of Portfolio Management of Value Creation Business for Latam strategies. He has over 40 years of professional experience, including 12 years in agribusiness, 10 years in the industry for the transformation of polymers, paper and cellulose and refractory materials, 12 years in telecommunications and health services, and 6 years in retail. Previously, Mr. Estermann was the CEO of GPA (from April 2018 to November 2020), where he was responsible for the operations in the region, with over 100,000 employees and a revenue of R$60 billion. Mr. Estermann was also Infrastructure and Strategic Development Officer of GPA from June 2014 to October 2015. Mr. Estermann has developed his career in different industries and the service sector, and in large and leading companies with different areas of expertise, differentiated in terms of technology, management models and cultures. Mr. Estermann was CEO of Via Varejo S. A. (2015-2018, 2018-2019) and Vice-CEO and Chief Operating Officer of Medial Saúde (2006 - 2007). Mr. Estermann has held important positions in various European and Brazilian companies since 1981. Mr. Estermann holds a degree in Agronomy Engineering from the Federal University of Lavras – Minas Gerais and post graduate studies from Harvard Business School (“Making Corporate Boards more Effective” – 2008, “Audit Committees in a New Era of Governance” – 2008 and “Program for Management Development/PMD” – 1999).

Thiago Lima Borges, Consumer

Thiago Lima Borges is the current CFO of Smartfit. Mr. Borges is primarily responsible for managing the capital structure in a high growth multi-national healthcare company. Before joining Smartfit, Mr. Borges was the CFO and IRO of Arezzo&Co from 2009 to 2017 and was responsible for structuring key strategic initiatives to support the company’s high growth profile and also led the IPO process on the BOVESPA stock exchange. Prior to this, Mr. Borges worked at Tarpon Investments, where Mr. Borges served as an investment analyst covering the consumer/retail sector. Earlier in his career, Mr. Borges worked for nearly five years at Braskem, in different strategic areas. His last position was Senior Investment Analyst of the Vinylic market and products, managing operational investments and strategic planning. Mr. Borges started his professional career at Ernst & Young, working in sectors such as chemicals, energy and financials. Mr. Borges holds a bachelor’s degree in Business Administration at Unifacs and earned his MBA from Stanford University. In 2014 he was elected the best finance executive in the Brazilian retail industry and was awarded with Grand Prix for the Best Overall Investor Relation Program for small and mid-cap companies in Brazil.

José Antonio Toledo Vieira, Healthcare Products

José Antonio Toledo Vieira is currently the Operating Partner at Patria Investments Limited and also the CEO of Elfa Medicamentos, a Patria-owned pharmaceutical distributor in Brazil. Mr. Vieira has more than 30 years of experience in the Pharma Sector in companies like Novartis, AbbVie and AstraZeneca in Brazil, Portugal, Australia, New Zealand and the UK. Mr. Vieira started his career in Novartis where Mr. Vieira took several Commercial roles, having also worked for about 2 years for Novartis in Portugal. Mr. Vieira left to take over AstraZeneca Brazil as the Country President for 5 years, being transferred to Sydney where Mr. Vieira lived for 5 years as the Country President for Australia and New Zealand. In 2011, he moved to London to take a role as a VP in Global Commercial at AstraZeneca’s headquarters and returned to Brazil in 2013, with the mission to spin-off the Pharmaceutical division of Abbot in order to create AbbVie in the country. In early 2015, Mr. Vieira accepted the role of Country President at Novartis Brazil and joined Patria Investments Limited in November 2018. Nowadays, Mr. Vieira is also a Board Member to Elfa Medicamentos and Natulab Pharmaceutical in Brazil. Mr. Vieira is an economist, with an MBA from Business School São Paulo in Brazil and is also an AMP Harvard Alumni.

Fernando Machado Terni, Healthcare Services

Fernando Machado Terni is the Operating Partner for the Healthcare Services platform at Patria Investments Limited, responsible for investments in Alliar, Athena and BioRitmo (since 2019). Mr. Terni first joined Patria Investments Limited in 2012 as CEO of Alliar. Prior to joining Patria Investments Limited, Mr. Terni served as CEO of Grupo Schincariol (today Heineken), a $3 billion enterprise in the beer & soft drink segment. Mr. Terni was also the CEO of Nokia in Brazil and Senior VP for Latin America for five years, after being CEO of Intelig Telecom (today TIM), a long distance operator and internet provider. Mr. Terni served as Vice President for Energy Transmission and Distribution for 20 years at ABB (Asea Brown Boveri) where he began his career holding several positions in the energy and industrial segments. Mr. Terni holds a degree in Electrical Engineering from Escola de Engenharia Mauá and an MBA from Fundação Getulio Vargas, São Paulo. Mr. Machado Terni also holds an Executive MBA from The Kellogg School of Management at Northwestern University and Executive Education from The Fuqua School of Business at Duke University.

Walter Domingues de Faria Jr, Distribution

Walter Domingues de Faria Jr is the CEO of Beauty Holding Co, a Patria Investments Limited invested company. Mr. Faria is in charge of the fast moving consumer goods distribution company project in Patria Investments Limited, focused on grocery and supermarket stores. Mr. Faria has a comprehensive expertise in general management and organizational development at fast moving consumer goods companies (Colgate-Palmolive, Coca-Cola, Clorox and Danone) and at the largest wholesaler distribution company in Brazil (Martins), a family owned company. Mr. Faria holds a bachelors’ degree in Business Administration from São Marcos University (1988), extension in Economy from São Paulo University (1989), General Management Program from USA Center for Creative Leadership (2005), General Management CEO Legacy from IMD & Fundação Dom Cabral (2016) and Board of Directors Program from Fundação Dom Cabral (2020).

José Roberto Ferraz, Healthcare

José Roberto Ferraz has 32 years of international experience in the healthcare industry, leading organizations in a variety of segments such as surgery, specialty pharma, e-commerce and retail OTC. Mr. Ferraz has held senior executive positions at Livanova plc, Nestle Health and Johnson & Johnson and had board experiences in Brazil and abroad. Mr. Ferraz holds a bachelor’s degree in Business Administration and a postgraduate degree in International Marketing and Finance, both from Fundação Getulio Vargas (FGV).

Gil Conrado Karsten, Food

Gil Conrado Karsten is a Partner at Patria Investments Limited & Private Equity Divestment Latam. Mr. Karsten is primarily responsible for the Divestment process of all the Private Equity portfolio companies. In addition, Mr. Karsten is also a board member of the current portfolio companies of the food & beverages vertical: Delly’s, Superfrio, Frooty and Gran Coffee. Prior to this, Mr. Karsten managed a portfolio of companies in the same food & beverages vertical and worked on new business efforts in Patria Investments Limited’s Private Equity. In the beginning of his career at Patria Investments Limited, Mr. Karsten acted as Chief Operating Officer at LFG, a business unit of Anhanguera. Before joining Patria Investments Limited in 2008, Mr. Karsten worked for 5 years as Chief Operating Officer of a leading Brazilian retail company and as Export Director of a large consumer goods company. Mr. Karsten worked for more than 8 years in investment banking, at J.P. Morgan in New York and São Paulo and at Banco Patrimônio. Mr. Karsten holds a bachelor’s degree in Business Administration from Fundação Getulio Vargas (FGV) and an MBA from the University of Chicago Graduate School of Business.

Pedro de Andrade Faria, Technology & Listed Equities

Pedro de Andrade Faria is a partner and founder of Kamaroopin Gestora de Recursos Ltda., or Kamaroopin, an investment management company that received an investment from one of Patria Investments Limited entities. Mr. Faria is primarily responsible for growth equities initiatives, mainly in the sectors of petcare, healthcare and finance at Kamaroopin. Before his partnership with Patria, Mr. Faria was a founding partner and portfolio manager at Tarpon Investimentos S.A. between June 2002 and May 2020. He was also the CEO of BRF S.A. between December 2013 and December 2017. In addition, Mr. Faria is the Chairman of the Board and Board Member of different companies such as Petlove Cayman Ltd, Zenklub – Tecnologias S.A. and Kepler Weber S.A.. Mr. Faria holds a bachelor’s degree in business administration from Fundação Getulio Vargas and an MBA from The University of Chicago Booth School of Business.

Investment Committee

We expect to benefit from Patria’s investment committee, which is currently comprised of our board members, Ricardo Leonel Scavazza and Alexandre Teixeira de Assumpção Saigh, as well as certain officers of the Patria group, Olímpio Matarazzo Neto, Otávio Castello Branco, Daniel Sorrentino and Andre Sales. Patria’s investment committee members have been investing together for an average of 20 years, with decades of experience in the financial and business services sectors, and we believe they have a sustained investment performance track record across market cycles.

Family Relationships

There are no family relationships among the officers and directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Pedro Paulo Elejalde de Campos, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Ricardo Leonel Scavazza, José Augusto Gonçalves de Araújo Teixeira and Alexandre Teixeira de Assumpção Saigh, will expire at the third annual general meeting.

Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that Pedro Paulo Elejalde de Campos, Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our sponsor, secretarial and administrative support services provided to members of our management team and other expenses and obligations of our sponsor. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board and have the composition and responsibilities described below.

Audit Committee

Pedro Paulo Elejalde de Campos, Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães serve as members and Maria Cláudia Mello Guimarães serve as chair of the audit committee. Pedro Paulo Elejalde de Campos, Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães are independent of and unaffiliated with our sponsor and our underwriters. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Maria Cláudia Mello Guimarães is financially literate and our board of directors has determined that Maria Cláudia Mello Guimarães qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães serve as the members and Ricardo Barbosa Leonardos serve as chair of the compensation committee. Under Nasdaq listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Pedro Paulo Elejalde de Campos and Ricardo Barbosa Leonardos. Pedro Paulo Elejalde de Campos serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from February 25, 2021 (inception) through December 31, 2021 there were no delinquent filers.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement of which our final prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. See the section of our final prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into our final prospectus or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Ricardo Leonel Scavazza	Patria Investments Limited	Financial Services	Partner and Officer
	Patria Holdings Limited	Financial Services	Shareholder
José Augusto Gonçalves de Araújo Teixeira	Patria Investments Limited Patria Holdings Limited	Financial Services Financial Services	Partner and Officer Shareholder
Alexandre Teixeira de Assumpção Saigh	Patria Holdings Limited	Financial Services	Partner, Officer and Controlling Shareholder
	Patria Investments Limited	Financial Services	Director
Marco Nicola D’Ippolito	Patria Investments Limited	Financial Services	Partner and Officer
	Patria Holdings Limited	Financial Services	Director
Pedro Paulo Elejalde de Campos	Arsenal Investimentos	Advisory Services	Partner
Ricardo Barbosa Leonardos	Symphony Consultoria e Participações	Consulting Services	Partner
	Tecnisa S.A.	Construction	Director
	Biosev S.A.	Energy	Director
	Associação Umane	NGO	Director
	ASG Holdings/Athena Saúde	Healthcare	Director
	Componente Holding	Financial Services	Advisory Board
	Jaguari Comercial e Agricola	Consumer/Retail	Advisory Board
Maria Cláudia Mello Guimarães	KPC Consulting Firm	Consulting Services	Partner
	Petrobras – Petroleo Brasileiro	Energy/Oil	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of our IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.

The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers, directors or funds managed by certain of our affiliates or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers, directors or funds managed by certain of our affiliates. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers, directors or funds managed by certain of our affiliates, such transaction would be subject to approval by a majority of our independent and disinterested directors. We would not be required to obtain an opinion from a third party firm in such event to address whether the business combination is fair to our public shareholders from a financial point of view. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, since the date our securities were first listed on Nasdaq, we also pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our sponsor, secretarial and administrative services provided to members of our management team and other expenses and obligations of our sponsor.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also intend to enter into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our sponsor, secretarial and administrative support services provided to members of our management team and other expenses and obligations of our sponsor. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at December 31, 2022, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 14, 2022.

In March 2021, one of our officers paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 founder shares, which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. In February 2022, our sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares. Prior to our IPO, our sponsor transferred 30,000 of our founder shares to each of our three independent directors. Prior to the initial investment in the company of $25,000 by one of our officers, the company had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 23,000,000 units, given that the underwriters’ over-allotment option was exercised in full and therefore such founder shares represent 20% of the outstanding shares after our IPO. The post-offering percentages in the following table reflect that the full exercise of the over-allotment option by the underwriters, that no founder shares were surrendered, and that there are 28,750,000 ordinary shares issued and outstanding.

Name of Beneficial Owners(1)	Class A ordinary shares		Class B ordinary shares(2)
	Number of shares Beneficially Owned	Approximate Percentage of Class	Number of shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% Shareholders
Patria SPAC LLC(3)	—	—	5,660,000	100.0%	19.7%
Entities affiliated with Apollo SPAC Fund I, L.P.(4)	1,980,000	8.6%	—	—	6.9%
Entities affiliated with Saba Capital Management, L.P.(5)	1,600,000	6.9%	—	—	7.0%
Glazer Capital, LLC (6)	1,225,316	5.3%	—	—	5.3%
Ricardo Leonel Scavazza	—	—	—	—	—%
José Augusto Gonçalves de Araújo Teixeira	—	—	—	—	—%
Alexandre Teixeira de Assumpção Saigh	—	—	—	—	—%
Marco Nicola D’Ippolito	—	—	—	—	—%
Pedro Paulo Elejalde de Campos	—	—	30,000	*	* %
Ricardo Barbosa Leonardos	—	—	30,000	*	* %
Maria Cláudia Mello Guimarães	—	—	30,000	*	* %
All officers and directors as a group (six individuals)	—	—	90,000	1.6%	* %

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 18 Forum Lane, 3rd floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares may be converted into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section of our final prospectus entitled “Description of Securities.”

(3)	Patria SPAC LLC, our sponsor, is the record holder of such shares, and Patria SPAC LLC is wholly owned by Patria Finance Limited. There are four managers of Patria SPAC LLC’s board of managers: Ricardo Leonel Scavazza, José Augusto Gonçalves de Araújo Teixeira, Alexandre Teixeira de Assumpção Saigh, and Marco Nicola D’Ippolito. Each manager of Patria SPAC LLC has one vote, and the approval of three of the four members of the board of managers is required to approve an action of Patria SPAC LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the case with regard to Patria SPAC LLC. Based upon the foregoing analysis, no individual manager of Patria SPAC LLC exercises voting or dispositive control over any of the securities held by Patria SPAC LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	This information is based solely on the Schedule 13G filed with the SEC on February 13, 2023 on behalf of Apollo SPAC Fund I, L.P., a Cayman Islands limited partnership (“SPAC Fund I”), Apollo SPAC Management I, L.P., a Delaware limited partnership (“SPAC Management I”), Apollo SPAC Management I GP, LLC, a Delaware limited liability company (“SPAC Management I GP”), Apollo Capital Management, L.P., a Delaware limited partnership (“Capital Management”), Apollo Capital Management GP, LLC, a Delaware limited liability company (“Capital Management GP”), Apollo Management Holdings, L.P., a Delaware limited partnership “Management Holdings”), Apollo Management Holdings GP, LLC, a Delaware limited liability company (“Management Holdings GP”). The principal office of SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of each of SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(5)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2023 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The business address of each of Saba Capital, Saba GP and Mr. Boaz R. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2023 on behalf of Glazer Capital, LLC., a Delaware limited liability company (“Glazer Capital”) held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Mr. Paul J. Glazer (Mr. Glazer”), as the Managing Member of Glazer Capital, with respect to the shares of Ordinary Shares held by the Glazer Funds. The address of the business office of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our initial shareholders beneficially own 25% of our issued and outstanding ordinary shares. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our Sponsor purchased an aggregate of 14,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or approximately $14,500,000 in a private placement that occurred simultaneously with the closing of our IPO. The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from our IPO to be held in the trust account such that at the time of closing of our IPO $236,900,000 was held in the trust account. If we do not complete our initial business combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus), the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

Patria SPAC LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of our sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our IPO, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of our IPO and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into private placement warrants, we will be obligated to register up to 21,750,000 Class A ordinary shares and 16,000,000 warrants. The number of Class A ordinary shares includes (i) 5,750,000 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 14,500,000 Class A ordinary shares underlying the private placement warrants and (iii) 1,500,000 Class A ordinary shares underlying the private placement warrants issued upon conversion of working capital loans. The number of warrants includes 14,500,000 private placement warrants and up to 1,500,000 additional private placement warrants issuable upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of December 31, 2022 and 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In March 2021, one of our officers paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 founder shares, which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. In February 2022, our sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares.

In connection with our IPO and pursuant to a written agreement, our sponsor purchased through a private placement 14,500,000 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $14,500,000, in a private placement that closed simultaneously with the closing of our IPO. The private placement warrants will be identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

We currently utilize office space at 18 Forum Lane, 3rd floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands from our sponsor as our executive offices.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On March 3, 2021, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $250,000. The promissory note was non-interest bearing and payable on the earlier of (i) December 31, 2022, and (ii) the completion of the IPO. On January 31, 2022, we amended the promissory note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508, which was fully paid upon our consummation of our initial public offering on March 14, 2022. As of December 31, 2022, there is no outstanding balance on the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022, we had an outstanding balance of $3,144 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand. During the year ended December 31, 2022, we borrowed $150,334 from the Sponsor, all of which was repaid except the outstanding balance of $3,144.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Prior to the date of our IPO, Patria or its affiliates had expressed to us an interest to purchase an aggregate of 2,300,000 units in our IPO at the offering price and we had agreed to direct the underwriters to sell to Patria or its affiliates such amount of units. Patria and certain of its affiliates have purchased 2,300,000 units in our IPO at the offering price. For further information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Registration Rights.” We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Registration Rights.”

Following our IPO, we pay the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2022, we incurred and paid $95,484 in administrative support fees. For the period from February 25, 2021 (inception) through December 31, 2021, we did not incur or pay any fees.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Pedro Paulo Elejalde de Campos, Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to BDO USA, LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the period from February 25, 2021 (inception) through December 31, 2022 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO USA, LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 including the services rendered in connection with our IPO, totaled $167,043. For the period from February 25, 2021 (inception) through December 31, 2021 totaled $83,636.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from February 25, 2021 (inception) through December 31, 2022 financial statements and are not reported under “Audit Fees.” For the period from February 25, 2021 (inception) through December 31, 2021, BDO USA, LLP did not render such services. For the year ended December 31, 2022, BDO USA, LLP did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from February 25, 2021 (inception) through December 31, 2021, BDO USA, LLP did not render such services. For the year ended December 31, 2022, BDO USA, LLP did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the period from February 25, 2021 (inception) through December 31, 2021, BDO USA, LLP did not render any of these other services. For the year ended December 31, 2022, BDO USA, LLP did not render any of these other services.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP New York, New York PCAOB ID #243)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from February 25, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period from February 25, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from February 25, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 9, 2022, between the Company, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as the underwriters (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	Warrant Agreement, dated March 9, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022.
10.1	Private Placement Warrants Purchase Agreement, dated March 9, 2022, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.2	Investment Management Trust Agreement, dated March 9, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.3	Registration Rights Agreement, dated March 9, 2022, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.4	Letter Agreement, dated March 9, 2022, among the Company and its officers and directors and Patria SPAC LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.5	Administrative Services Agreement, dated March 9, 2022, between the Company and Patria SPAC LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.6	Promissory Note, dated as of March 3, 2021, issued to José Augusto Gonçalves de Araújo Teixeira (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-254498) filed with the SEC on December 27, 2021).
10.7	Promissory Note Assignment Agreement, dated as of December 13, 2021, between Patria SPAC LLC and José Augusto Gonçalves de Araújo Teixeira (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (333-254498) filed with the SEC on December 27, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

By:	/s/ José Augusto Gonçalves de Araújo Teixeira
	Name:	José Augusto Gonçalves de Araújo Teixeira
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José Augusto Gonçalves de Araújo Teixeira	Chief Executive Officer	March 30, 2023
José Augusto Gonçalves de Araújo Teixeira	(Principal Executive Officer)

/s/ Marco Nicola D’Ippolito	Chief Financial Officer	March 30, 2023
Marco Nicola D’Ippolito	(Principal Financial and Accounting Officer)

/s/ Ricardo Leonel Scavazza	Director	March 30, 2023
Ricardo Leonel Scavazza

/s/ Alexandre Teixeira de Assumpção Saigh	Director	March 30, 2023
Alexandre Teixeira de Assumpção Saigh

/s/ Pedro Paulo Elejalde de Campos	Director	March 30, 2023
Pedro Paulo Elejalde de Campos

/s/ Ricardo Barbosa Leonardos	Director	March 30, 2023
Ricardo Barbosa Leonardos

/s/ Maria Cláudia Mello Guimarães	Director	March 30, 2023
Maria Cláudia Mello Guimarães

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP New York, New York PCAOB ID #243)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from February 25, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period from February 25, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from February 25, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Patria Latin American Opportunity Acquisition Corp.
Grand Cayman, Cayman Islands

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Patria Latin American Opportunity Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of operations, and its cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash to sustain its operations and has a net working capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditors since 2021.

March 30, 2023
New York, NY

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Cash	$707,749	$440
Prepaid expenses	307,756	—
Marketable securities held in Trust Account	240,311,986	—
Total current assets	241,327,491	440
Deferred offering costs	—	638,729
Total Assets	$241,327,491	$639,169
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Due to related party	$3,144	$437,508
Deferred underwriting fees payable	8,050,000	—
Derivative warrant liabilities	2,340,000	—
Accrued expenses	68,627	226,529
Total current liabilities	10,461,771	664,037
Total liabilities	10,461,771	664,037
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 and 0 shares at redemption value	240,311,986	—
Shareholders’ deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(9,446,841)	(49,868)
Total shareholders’ deficit	(9,446,266)	(24,868)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$241,327,491	$639,169

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period from February 25, 2021(Inception) Through December 31, 2021
Formation costs	$—	$49,308
General and administrative expenses	901,733	560
Loss from operations	(901,733)	(49,868)
Change in fair value of derivative warrant liabilities	7,060,500	—
Realized gain on investments held in Trust Account	3,411,986	—
Transaction costs allocation to derivative warrant liabilities	(314,508)	—
Net income (loss)	$9,256,245	$(49,868)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	18,463,014	—
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.74	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,602,055	5,000,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.78)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(49,868)	$(24,868)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Fair value of Public Warrants	—	(4,151,500)	—	—	—	—	—
Other offering costs	—	(815,157)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	9,251,000	—	9,251,000
Accretion of Class A ordinary shares to redemption value	—	27,928,643	—	—	(9,275,425)	(18,653,218)	(27,928,643)
Net income	—	—	—	—	—	9,256,245	9,256,245
Balance as of December 31, 2022	23,000,000	$240,311,986	5,750,000	$575	$—	$(9,446,841)	$(9,446,266)
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	—
Insurance of ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(49,868)	(49,868)
Balance as of December 31, 2021	—	$—	5,750,000	$575	$24,425	$(49,868)	$(24,868)

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period from February 25, 2021(inception) Through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$9,256,245	$(49,868)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Realized gain on investments held in Trust Account	(3,411,986)	—
Transaction costs allocation to derivative warrant liabilities	314,508	—
Formation and operating expenses funded by note payable through Sponsor	—	2,527
Change in fair value of derivative warrant liabilities	(7,060.500)	—
Formation and operating expenses paid in exchange for Founder Shares	—	19,308
Changes in operating assets and liabilities:
Prepaid expenses	(307,756)	—
Accrued expenses	53,239	28,473
Net cash (used in) provided by operating activities	(1,156,250)	440
Cash Flows from Investing Activities
Proceeds from redemption of marketable securities held in Trust Account	715,209,000	—
Purchase of marketable securities held in Trust Account	(715,209,000)	—
Investment of cash into Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—
Cash Flows from Financing Activities
Repayment of note payable	(437,507)	—
Repayment of amount due to related party	(147,190)	—
Proceeds from sale of Class A ordinary shares subject to possible redemption, gross	230,000,000	—
Proceeds from sale of Private Placement Warrants	14,500,000	—
Offering costs paid	(5,151,744)	—
Net cash provided by financing activities	238,763,559	—
Net increase in cash	707,309	440
Cash — beginning of period	440	—
Cash — end of period	$707,749	$440
Supplemental disclosure of noncash investing and financing activities:
Issuance of Class A ordinary shares subject to possible redemption	$212,383,343	$—
Immediate accretion of Class A ordinary shares to redemption value	$24,516,657	$—
Subsequent accretion of Class A ordinary shares to redemption value	$3,411,986	$—
Offering and formation costs paid for by a related party	$150,334	$—
Offering costs included in accrued expenses	$211,141	$198,056
Offering costs paid through prepaid legal expense funded by sponsor	$—	$5,692
Deferred underwriting fees payable	$8,050,000	$—

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through December 31, 2022, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

Following the closing of the IPO on March 14, 2022, an amount of $236,900,000 ($10.30 per Unit) of the proceeds from the IPO and the sale of the Private Placement Warrants, comprised of $225,400,000 of the proceeds from the IPO (which is net of $4,600,000 of the underwriter’s fees) and $11,500,000 of the proceeds of the sale of Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to earnings on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of the Class A Ordinary Shares included in the Units (the “Public Shares”) if the Company is unable to complete the Initial Business Combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus); or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the Initial Business Combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commission held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.30 per Unit sold in the IPO, including the proceeds from the sale of the Private Placement Warrants, was held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. The Company provides the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by 15 months after the closing of our IPO on March 14, 2022 (or up to 21 months if the Company extends the period of time to consummate the Initial Business Combination in accordance with the terms described in the Company’s final prospectus) of the IPO (the “Combination Period”) and the Company’s shareholders have not amended the Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares after the IPO, they will be entitled to liquidating distributions from the Trust if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.30. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.30 per unit or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had a working capital of $230,865,720. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at December 31, 2022 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. Working capital would be $943,734 if the line items described above were not included in the working capital calculation. Cash of $707,749 was held outside of the Trust Account and is available for the Company’s working capital purposes of which $707,749 was remaining as of December 31, 2022.

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty or its inability to continue as a going concern. The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia, which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in realized gain on investments held in Trust Account in the accompanying statements of operations.

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets of liabilities, that are observable, or (iv) inputs that are derived principally from or corroborated by market data through correlation or other means.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the year ended December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. For the period from February 25, 2021 (inception) through December 31, 2021, their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of the net income (loss) per share is below:

	For the Year Ended December 31, 2022	For the Period From February 25 2021 (Inception) through December 31, 2021
Net income (loss)	$9,256,245	$(49,868)
Less: Accretion of temporary equity in excess of fair value	(27,928,643)	—
Net loss including accretion of temporary equity in excess of fair value	$(18,672,398)	$(49,868)

The Company’s statements of operations include a presentation of net income (loss) per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of earnings per share. With respect to the accretion of the Class A Ordinary Shares subject to possible redemption and consistent with ASC 480, “Distinguishing Liabilities from Equity,” in accordance with ASC 480-10-S99-3A, the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net loss per ordinary share.

	For the Year Ended December 31, 2022		For the Period from February 25, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation net loss including accretion of temporary equity in excess of fair value	$(14,325,610)	$(4,346,788)	$(49,868)
Deemed dividend for accretion of temporary equity in excess of fair value	27,928,643	-	-
Allocation of net income (loss) and deemed dividend	$13,603,033	$(4,346,788)	$(49,868)
Denominator
Weighted average shares outstanding, basic and diluted	18,463,014	5,602,055	5,000,000
Basic and diluted net income (loss) per share	$0.74	$(0.78)	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of December 31, 2022, 23,000,000 shares of Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A Ordinary Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the year ended December 31, 2022, the Company recorded an accretion of $27,928,643 of which $9,275,425 was recorded in additional paid-in capital and $18,653,218 was recorded in accumulated deficit.

At December 31, 2022, 23,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Gross proceeds	$230,000,000
Less:
Class A Ordinary Shares issuance costs	(13,465,157)
Fair value of Public Warrants at issuance	(4,151,500)
Plus:
Remeasurement of carrying value to redemption value	27,928,643
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$240,311,986

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants issued in connection with the Initial Public Offering are liability classified and the fair value of warrants were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.

The Class A Ordinary Shares and warrants comprising the units began separate trading on the 52nd day following the date of the IPO. No fractional warrants issued upon separation of the units and only whole warrants will trade. Accordingly, unless a multiple of two units is purchased, the number of warrants issuable to you upon separation of the units will be rounded down to the nearest whole number of warrants.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the trust account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

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

Note 5 – Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized for period ended December 31, 2022 and 2021. As of December 31, 2022, the unrecognized stock compensation expense was $662,245.

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

Promissory Note – Related Party

On March 3, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, and (ii) the completion of the IPO. On January 31, 2022, the Company amended the unsecured Promissory Note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508 which was fully paid upon the Company’s consummation of its initial public offering. There is no outstanding balance on the promissory note as of December 31, 2022.

Due to Related Party

As of December 31, 2022, the Company had an outstanding balance of $3,144 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand. During the year ended December 31, 2022, the Company had borrowed $150,334 from the Sponsor, all of which was repaid except the outstanding balance of $3,144.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2022, we incurred and paid $95,484 in administrative support fees. For the period from February 25, 2021 (inception) through December 31, 2021 we did not incur or pay any fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of an Initial Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination or (ii) a notice of redemption described under “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the IPO or a new registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s Initial Business Combination and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A Ordinary Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

No fractional Class A Ordinary Shares issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A Ordinary Shares to be issued to the holder.

Note 8 – Shareholder’s Deficit

Preferred Shares – The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 23,000,000 and 0 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption. The underwriters exercised their over-allotment option for 3,000,000 shares on March 14, 2022.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 5,750,000 Class B ordinary shares were issued and outstanding. As of December 31, 2021, 7,187,500 Class B ordinary shares were issued and outstanding. In February 2022, the Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares, which was reflected retroactively as of December 31, 2021.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. As of December 31, 2021, no financial instruments were measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$240,311,986	$—	$—	$240,311,986
	$240,311,986	$—	$—	$240,311,986
Liabilities
Public Warrants	$1,035,000	$—	$—	$1,035,000
Private Placement Warrants	—	1,305,000	—	1,305,000
Total liabilities	$1,035,000	$1,305,000	$—	$2,340,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the year ended December 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively. See the table below to illustrate the transfers out of level 3.

Level 3 warrant liabilities at January 1, 2022	$-
Addition at March 14, 2022 due to IPO	9,400,500
Change in fair value of warrant liabilities	(7,060,500)
Transfers from level 3 to level 2 instruments	(1,305,000)
Transfers from level 3 to level 1 instruments	(1,035,000)
Level 3 warrant liabilities at December 31, 2022	$—

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since May 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge resulting from a decrease in the fair value of warrant liabilities of $7,060,500, which is presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations for the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

	March 14, 2022 (IPO date)	March 31, 2022
Exercise Price	$11.50	$11.50
Underlying share price	$9.82	$10.06
Volatility	5.4%	4.6%
Term to Business Combination (years)	6.05	6.00
Risk-free rate	2.13%	2.41%

The table below shows the change in fair value of the derivative warrant liabilities as of December 31, 2022:

	Private Warrant	Public Warrant	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at March 14, 2022 due to IPO	5,249,000	4,151,500	9,400,500
Change in fair value	3,944,000	3,116,500	7,060,500
Fair value as of December 31, 2022	$1,305,000	$1,035,000	$2,340,000