Form 10-Q
period 2023-03-31
Patria Latin American Opportunity Acquisition Corp.
filed 2023-05-15
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	2
Condensed Statements of Operations for the Three months Ended March 31, 2023 and 2022 (Unaudited)	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three months Ended March 31, 2023 and 2022 (Unaudited)	4
Condensed Statements of Cash Flows for the Three months Ended March 31, 2023 and 2022 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash	$561,725	$707,749
Prepaid expenses	298,923	307,756
Marketable securities held in Trust Account	242,881,161	240,311,986
Total current assets	243,741,809	241,327,491
Total Assets	$243,741,809	$241,327,491
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,000	$—
Due to related party	3,144	3,144
Accrued expenses	183,607	68,627
Derivative warrant liabilities	2,350,400	2,340,000
Deferred underwriting fees payable	8,050,000	8,050,000
Total current liabilities	10,597,151	10,461,771
Total liabilities	10,597,151	10,461,771
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value	242,881,161	240,311,986
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575

Additional paid-in capital	—	—
Accumulated deficit	(9,737,078)	(9,446,841)
Total shareholders’ deficit	(9,736,503)	(9,446,266)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$243,741,809	$241,327,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
General and administrative expenses	$279,837	$103,508
Loss from operations	(279,837)	(103,508)
Change in fair value of derivative warrant liabilities	(10,400)	(378,500)
Realized gain (loss) on investments held in Trust Account	2,569,175	(33,124)
Transaction costs allocated to derivative warrant liabilities	—	(314,508)
Net loss	$2,278,938	$(829,640)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	4,600,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.10	$0.92
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,150,000
Basic and diluted net income (loss) per share, Class B ordinary shares non-redeemable ordinary shares	$(0.01)	$(0.98)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three months Ended March 31, 2023 and 2022 (Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$240,311,986	5,750,000	$575	$—	$(9,446,841)	$(9,446,266)
Accretion of Class A ordinary shares to redemption value	—	2,569,175	—	—	—	(2,569,175)	(2,569,175)
Net income	—	—	—	—	—	2,278,938	2,278,938
Balance as of March 31, 2023 (unaudited)	23,000,000	$242,881,161	5,750,000	$575	$—	$(9,737,078)	$(9,736,503)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(49,868)	$(24,868)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Fair value of Public Warrants	—	(4,151,500)	—	—	—	—	—
Other offering costs	—	(815,157)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	9,251,000	—	9,251,000
Accretion of Class A ordinary shares to redemption value	—	24,483,533	—	—	(9,275,425)	(15,208,108)	(24,483,533)
Net loss	—	—	—	—	—	(829,640)	(829,640)
Balance as of March 31, 2022 (unaudited)	23,000,000	$236,866,876	5,750,000	$575	$—	$(16,087,616)	$(16,087,041)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities
Net income (loss)	$2,278,938	$(829,640)
Adjustments to reconcile income (loss) to net cash used in operating activities
Realized (gain) loss on investments held in Trust Account	(2,569,175)	33,124
Transaction costs allocated to derivative warrant liabilities	—	314,508
Change in fair value of derivative warrant liabilities	10,400	378,500
Formation and operating expenses paid in exchange for Founder Shares	—	3,144
Changes in operating assets and liabilities
Prepaid expenses	8,833	(518,402)
Accounts payable	10,000	—
Accrued expenses	114,980	25,085
Net cash used in operating activities	(146,024)	(593,681)
Cash Flows from investing activities
Proceeds from redemption of marketable securities held in Trust Account	242,569,000	—
Purchase of marketable securities held in Trust Account	(242,569,000)	—
Reinvestment of dividend and interest on funds in Trust Account	—	—
Investment of cash into Trust Account	—	(236,900,000)
Net cash used in investing activities	—	(236,900,000)
Cash Flows from Financing Activities
Repayment of promissory note payable – related party		(500,000)
Repayment of amount due to related party	—	(84,697)
Proceeds from sale of Class A shares, gross	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	14,500,000
Offering costs paid	—	(4,665,409)
Net cash provided by financing activities	—	239,249,894
Net (decrease) increase in cash	(146,024)	1,756,213
Cash – beginning of period	707,749	440
Cash – end of period	$561,725	$1,756,653
Supplemental disclosure of noncash investing and financing activities
Initial class A ordinary shares subject to possible redemption	$—	$212,383,343
Immediate accretion of Class A ordinary shares to redemption value	$—	$24,450,409
Subsequent accretion of Class A ordinary shares to redemption value	$2,569,175	$33,124
Offering costs included in accrued expenses	$—	$278,338
Offering costs paid through promissory note – related party	$—	$150,333
Deferred underwriting fees payable	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations, Liquidity and Going Concern Considerations

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

As of March 31, 2023, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through March 31, 2023, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had working capital of $669,897, which excludes the marketable securities held in trust account, derivative warrant liabilities, and deferred underwriting fees payable. Such amounts were excluded from the determination of working capital as the funds held in the trust account may only be used to fund shareholder redemptions or the business combination, the derivative warrant liabilities are not expected to be settled in cash, and the deferred underwriting fee is contingent upon the business combination and paid using proceeds from the trust, which is excluded from the working capital determination. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities have been classified as current at March 31, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. Cash of $561,725 was held outside of the Trust Account and is available for the Company's working capital purposes as of March 31, 2023.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of this unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rates in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that these factors could have a negative effect on the Company's financial position and results of its operations, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements..The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of Significant Accounting Policies

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of this unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in realized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the three months ended March 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. For the three months ended March 31, 2022, their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of the income (loss) per share is below:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net income (loss)	$2,278,938	$(829,640)
Less: Accretion of temporary equity in excess of fair value	(2,569,175)	(24,483,533)
Net loss including accretion of temporary equity in excess of fair value	$(290,237)	$(25,313,173)

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of earnings per share. With respect to the accretion of the Class A Ordinary Shares subject to possible redemption and consistent with ASC 480, “Distinguishing Liabilities from Equity,” in accordance with ASC 480-10-S99-3A, the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income (loss) per ordinary share.

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A – Temporary Equity	Class B	Class A – Temporary Equity	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation net loss including accretion of temporary equity in excess of fair value	$(232,190)	$(58,047)	$(20,250,454)	$(5,062,719)
Deemed dividend for accretion of temporary equity in excess of fair value	2,569,175	—	24,483,533	—
Allocation of net income (loss) and deemed dividend	$2,336,985	$(58,047)	$4,233,079	$(5,062,719)
Denominator
Weighted average shares outstanding, basic and diluted	23,000,000	5,750,000	4,600,000	5,150,000
Basic and diluted net income (loss) per share	$0.10	$(0.01)	$0.92	$(0.98)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of March 31, 2023, 23,000,000 shares of Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At March 31, 2023 and December 31, 2022, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Gross proceeds	$230,000,000
Less
Class A ordinary shares issuance costs	(13,465,157)
Fair value of Public Warrants at issuance	(4,151,500)
Plus
Accretion of carrying value to redemption value	24,483,533
Class A ordinary shares subject to possible redemption at December 31, 2022	$240,311,986
Remeasurement of carrying value to redemption value	2,569,175
Class A ordinary shares subject to possible redemption at March 31, 2023	$242,881,161

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The warrants issued in connection with the Initial Public Offering are liability classified and the fair value of warrants were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the trust account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 5 – Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized for period ended March 31, 2023 and 2022. As of March 31, 2023, the unrecognized stock compensation expense was $662,245.

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

Promissory Note – Related Party

On March 3, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, and (ii) the completion of the IPO. On January 31, 2022, the Company amended the unsecured Promissory Note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508 which was fully paid upon the Company’s consummation of its initial public offering. There is no outstanding balance on the promissory note as of March 31, 2023 and December 31, 2022, respectively.

Due to Related Party

As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance of $3,144 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand. During the year ended December 31, 2022, the Company borrowed $150,334 from the Sponsor, all of which was repaid except the outstanding balance of $3,144.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2023, we incurred and paid $30,000 in administrative support fees. For the three months ended March 31, 2022, we incurred and paid $5,484 in administrative support fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Note 7 – Derivative Warrant Liabilities

The Company accounted for the 26,000,000 Warrants issued in connection with the IPO (the 11,500,000 of Public Warrants and the 14,500,000 of Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant much be recorded as a liability. Accordingly, the Company classifies each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

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

Note 8 – Shareholder’s Deficit

Preferred Shares – The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 shares, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption. The underwriters exercised their over-allotment option for 3,000,000 shares on March 14, 2022.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$242,881,161	$—	$—	$242,881,161
	$242,881,161	$—	$—	$242,881,161
Liabilities
Public Warrants	$1,039,600	$—	$—	$1,039,600
Private Placement Warrants	—	1,310,800	—	1,310,800
Total liabilities	$1,039,600	$1,310,800	$—	$2,350,400

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$240,311,986	$—–	$—	$240,311,986
Total assets	$240,311,986	$—	$—	$240,311,986

Liabilities
Public Warrants	$1,035,000	$—	$—	$1,035,000
Private Placement Warrants	$—	$1,305,000	—	1,305,000
Total liabilities	$1,035,000	$1,305,000	$—	$2,340,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the three months ended March 31, 2023 and 2022, there were no transfers to or from any level.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since May 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. For the three months ended March 31, 2023 and 2022, the Company recognized a loss related to the change in the fair value of warrant liabilities of $10,400 and $378,500 respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

	March 14, 2022 (IPO date)	March 31, 2022
Exercise Price	$11.50	$11.50
Underlying share price	$9.82	$10.06
Volatility	5.4%	4.6%
Term to Business Combination (years)	6.05	6.00
Risk-free rate	2.13%	2.41%

The table below shows the change in fair value of the derivative warrant liabilities as of March 31, 2023:

	Private Warrant	Public Warrant	Total
Fair value at January 1, 2023	$1,305,000	$1,035,000	$2,340,000
Change in fair value	(5,800)	(4,600)	(10,400)
Fair value as of March 31, 2023	$1,310,800	$1,039,600	$2,350,400

The table below shows the change in fair value of the derivative warrant liabilities as of March 31, 2022:

	Private Warrant	Public Warrant	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at March 14, 2022	4,151,500	5,249,000	9,400,500
Change in fair value	161,000	217,500	378,500
Fair value as of March 31, 2022	$4,312,500	$5,466,500	$9,779,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2023 we had a net income of $2,278,938 which consists of general and administrative expenses of $279,837 (made up of professional services fees of $246,352 and other general and administrative fees of $33,485), change in fair value of derivative warrant liabilities of $10,400 and realized gain on the investments held in the Trust Account of $2,569,175.

For the three months ended March 31, 2022 we had a net loss of $829,640 which consists of general and administrative expenses of $103,508, change in fair value of derivative warrant liabilities of $378,500, loss on the investments held in the Trust Account of $33,124, and transaction costs allocated to derivative warrant liabilities of $314,508.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had working capital of $669,897, which excludes the marketable securities held in trust account, derivative warrant liabilities, and deferred underwriting fees payable. Such amounts were excluded from the determination of working capital as the funds held in the trust account may only be used to fund shareholder redemptions or the business combination, the derivative warrant liabilities are not expected to be settled in cash, and the deferred underwriting fee is contingent upon the business combination and paid using proceeds from the trust, which is excluded from the working capital determination. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities have been classified as current at March 31, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate.

For the three months ended March 31, 2023, cash used in operating activities was $146,024, which is made up of a net income of $2,278,938, the change in fair value of derivative warrant liabilities of $10,400, and changes in operating assets and liabilities, with a change of $133,813. These amounts were offset by a gain on Investment held in the Trust account of $2,569,175. Cash of $561,725 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of March 31, 2023, we had cash of $561,725. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2023, we incurred and paid $30,000 in administrative support fees. For the three months ended March 31, 2022, we incurred and paid $5,484 in administrative support fees.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Standards

See “Recent Accounting Pronouncements” in Note 2 of the accompanying unaudited condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer