Form 10-Q
period 2023-06-30
Patria Latin American Opportunity Acquisition Corp.
filed 2023-08-15
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 16,880,481 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Page
Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	2

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	3

Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Six Months Ended June 30, 2023 and 2022	4

Unaudited Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2023 and 2022	5

Notes to Condensed Financial Statements	6

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Cash	$329,453	$707,749
Prepaid expenses	216,744	307,756
Marketable securities held in Trust Account	180,689,244	240,311,986
Total current assets	181,235,441	241,327,491
Total Assets	$181,235,441	$241,327,491

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,470	$—
Due to related party	300,000	3,144
Accrued expenses	270,481	68,627
Derivative warrant liabilities	1,206,400	2,340,000
Deferred underwriting fees payable	8,050,000	8,050,000
Total current liabilities	9,846,351	10,461,771
Total liabilities	9,846,351	10,461,771

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 16,880,481 and 23,000,000 shares at $10.69 and 10.45 per share at June 30, 2023 and December 31, 2022, respectively	180,689,244	240,311,986
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,880,481 and 23,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,300,729)	(9,446,841)
Total shareholders’ deficit	(9,300,154)	(9,446,266)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$181,235,441	$241,327,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expenses	$407,651	$384,531	$687,488	$488,039
Loss from operations	(407,651)	(384,531)	(687,488)	(488,039)
Change in fair value of derivative warrant liabilities	1,144,000	6,399,000	1,133,600	6,020,500
Realized gain on investments held in Trust Account	2,671,830	334,734	5,241,005	301,610
Transaction costs allocated to derivative warrant liabilities	—	—	—	(314,508)
Net income	$3,408,179	$6,349,203	$5,687,117	$5,519,563
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	21,722,298	23,000,000	22,357,620	13,850,829
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.15	$0.22	$0.25	$0.79
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,451,657
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.02	$0.21	$0.01	$(1.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$240,311,986	5,750,000	$575	$—	$(9,446,841)	$(9,446,266)
Accretion of Class A ordinary	—	2,569,175	—	—	—	(2,569,175)	(2,569,175)
shares to redemption value
Net income	—	—	—	—	—	2,278,938	2,278,938
Balance as of March 31, 2023 (unaudited)	23,000,000	$242,881,161	5,750,000	$575	$—	$(9,737,078)	$(9,736,503)
Redemption of Class A ordinary shares	(6,119,519)	(65,163,747)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	2,971,830	—	—	—	(2,971,830)	(2,971,830)
Net income	—	—	—	—	—	3,408,179	3,408,179
Balance as of June 30, 2023 (unaudited)	16,880,481	$180,689,244	5,750,000	$575	$—	$(9,300,729)	$(9,300,154)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(49,868)	$(24,868)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Fair value of Public Warrants	—	(4,151,500)	—	—	—	—	—
Other offering costs	—	(815,157)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	9,251,000	—	9,251,000
Accretion of Class A ordinary shares to redemption value	—	24,483,533	—	—	(9,275,425)	(15,208,108)	(24,483,533)
Net loss	—	—	—	—	—	(829,640)	(829,640)
Balance as of March 31, 2022 (unaudited)	23,000,000	$236,866,876	5,750,000	$575	$—	$(16,087,616)	$(16,087,041)
Accretion of Class A ordinary shares to redemption value	—	334,734	—	—	—	(334,734)	(334,734)
Net income	—	—	—	—	—	6,349,203	6,349,203
Balance as of June 30, 2022 (unaudited)	23,000,000	$237,201,610	5,750,000	$575	$—	$(10,073,147)	$(10,072,572)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net income	$5,687,117	$5,519,563
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(5,241,005)	(301,610)
Transaction costs allocated to derivative warrant liabilities	—	314,508
Change in fair value of derivative warrant liabilities	(1,133,600)	(6,020,500)
Changes in operating assets and liabilities:
Prepaid expenses	91,012	(432,723)
Accounts payable	19,470	—
Accrued expenses	201,854	93,235
Net cash used in operating activities	(375,152)	(827,527)
Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(236,900,000)
Proceeds from redemption of marketable securities held in Trust account	65,163,747	—
Proceeds from redemption of U.S. government treasury obligations	487,893,585	237,121,000
Purchase of U.S. government treasury obligations	(488,193,585)	(237,121,000)
Net cash provided by (used in) investing activities	64,863,747	(236,900,000)
Cash Flows from Financing Activities
Redemption of Class A ordinary shares subject to possible redemption	(65,163,747)	—
Proceeds from note payable and advances from related party	300,000	—
Repayment of note payable	(3,144)	(500,000)
Repayment of amount due to related party	—	(84,697)
Proceeds from sale of Class A ordinary shares, gross subject to possible redemption	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	14,500,000
Offering costs paid	—	(4,672,742)
Net cash used in (provided by) financing activities	(64,866,891)	239,242,561

Net (decrease) increase in cash	(378,296)	1,515,034
Cash - beginning of period	707,749	440
Cash - end of period	$329,453	$1,515,474

Supplemental disclosure of noncash investing and financing activities:
Initial class A ordinary shares subject to possible redemption	$—	$212,383,343
Accretion of Class A ordinary shares to redemption value	$5,241,005	$24,818,267
Offering costs included in accrued expenses	$—	$267,861
Offering costs paid through promissory note - related party	$—	$150,333
Deferred underwriting fees payable	$—	$8,050,000

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

As of June 30, 2023, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through June 30, 2023, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

On June 12, 2023, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate an initial business combination from June 14, 2023 (the “Original Termination Date”) to June 14, 2024 (the “Articles Extension Date”), in addition to other proposals. Accordingly, the Company now has up to June 14, 2024 to consummate its initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of the Company’s Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 ordinary shares remained outstanding and subject to redemption. The Trust Account has a remainder balance of $180 million following the withdrawal for Class A ordinary shares redemption. The Company also deposited into the Trust Account an aggregate of $300,000 in order to effect the extension of the termination date for an additional one-month period, from June 14, 2023 to July 14, 2023. The purpose of the extension is to provide time for the Company to complete a business combination. The Company made additional deposits of $300,000 into the Trust account on July 12, 2023, and August 12, 2023, in connection with extensions from July 15, 2023 through September 15, 2023. The Company will continue to deposit $300,000 into the Trust Account each month until the earlier of the completion of a Business Combination or liquidation date. Please refer to the Form 8-K filed with the SEC on June 14, 2023 for a list of proposals discussed during the Extraordinary General Meeting.

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

If the Company is unable to complete a Business Combination by 27 months after the closing of our IPO on March 14, 2022 of the IPO (the “Combination Period”) and the Company’s shareholders have not amended the Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had working capital of $171,389,090. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at June 30, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. Working capital would be $43,754 if the line items described above were not included in the working capital calculation. Cash of $329,453 was held outside of the Trust Account and is available for the Company’s working capital purposes as of June 30, 2023.

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of this unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rates in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that these factors could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet. The Company’s derivative financial instruments are accounted for as liabilities, and the derivative instrument is recorded at its fair value on the issuance date and is then re-valued at each reporting date. The fair value of the Company’s derivative financial instruments is evaluated at the end of each reporting period, with changes in the fair value reported in the unaudited condensed statements of operations. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the three and six months ended June 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. For the three and six months ended June 30, 2022 their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of the income (loss) per share is below:

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2023	June 30, 2022
Net income	$3,408,179	$6,349,203
Accretion of temporary equity in excess of fair value	(2,971,830)	(334,734)
Net income including accretion of temporary equity in excess of fair value	$436,349	$6,014,469

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Net income	$5,687,117	$5,519,563
Accretion of temporary equity in excess of fair value	(5,541,005)	(24,818,267)
Net income including accretion of temporary equity in excess of fair value	$146,112	$(19,298,704)

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of earnings per share. With respect to the accretion of the Class A Ordinary Shares subject to possible redemption and consistent with ASC 480, “Distinguishing Liabilities from Equity,” in accordance with ASC 480-10-S99-3A, the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income (loss) per ordinary share.

	For The		For The
	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Class A -		Class A -
	Temporary		Temporary
	Equity	Class B	Equity	Class B
Basic and diluted net income per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$345,020	$91,329	$4,811,575	$1,202,894
Deemed dividend for accretion of temporary equity in excess of fair value	2,971,830	—	334,734	—
Allocation of net income and deemed dividend	$3,316,850	$91,329	$5,146,309	$1,202,894
Denominator
Weighted average shares outstanding, basic and diluted	21,722,298	5,750,000	23,000,000	5,750,000

Basic and diluted net income per share	$0.15	$0.02	$0.22	$0.21

	For The		For The
	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Class A -		Class A -
	Temporary		Temporary
	Equity	Class B	Equity	Class B
Basic and diluted net income per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$116,222	$29,890	$(13,848,039)	$(5,450,665)
Deemed dividend for accretion of temporary equity in excess of fair value	5,541,005	—	24,818,267	—
Allocation of net income and deemed dividend	$5,657,227	$29,890	$10,970,228	$(5,450,665)

Denominator
Weighted average shares outstanding, basic and diluted	22,357,620	5,750,000	13,850,829	5,451,657

Basic and diluted net income per share	$0.25	$0.01	$0.79	$(1.00)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of June 30, 2023, 16,880,481 shares of Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At June 30, 2023, 16,880,481 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(13,465,157)
Fair value of Public Warrants at issuance	(4,151,500)
Plus:
Accretion of carrying value to redemption value	27,928,643
Class A ordinary shares subject to possible redemption at December 31, 2022	$240,311,986
Remeasurement of carrying value to redemption value	5,541,005
Redemption of Class A ordinary shares	(65,163,747)
Class A ordinary shares subject to possible redemption at June 30, 2023	$180,689,244

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss under the caption change in fair value of derivative warrant liabilities on the unaudited condensed statements of operations. The warrants were valued using a Monte Carlo simulation model until the Class A ordinary shares and warrants began trading separately on May 4, 2022. Since May 4, 2022, the Public Warrants have been measured using the listed market price and the Private Placement Warrants have been measured by reference to the trading price of the Public Warrants.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

On June 12, 2023, 6,119,519 Class A ordinary shares were redeemed by the Company’s shareholders in connection with the Extraordinary General Meeting mentioned in Note 1. Following such redemptions, 22,630,481 ordinary shares remained outstanding, consisting of 16,880,481 Class A ordinary shares and 5,750,000 Class B ordinary shares.

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

Note 5 – Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized for period ended June 30, 2023 and 2022. As of June 30, 2023 and 2022, the unrecognized stock compensation expense was $662,245.

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

Due to Related Party

As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance of $300,000 and $3,144 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand. During the year ended December 31, 2022, the Company borrowed $150,334 from the Sponsor, all of which was repaid except the outstanding balance of $3,144. On June 12, 2023, the Company deposited an aggregate of $300,000 into the Trust Account in the form of a loan in connection with the extension of the termination date for an additional one-month period, from June 14, 2023 to July 14, 2023.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $60,000 in administrative support fees, respectively. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $35,484 in administrative support fees, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Note 8 – Shareholder’s Deficit

Preferred Shares – The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 16,880,481 and 23,000,000 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$180,689,244	$—	$—	$180,689,244
	$180,689,244	$—	$—	$180,689,244
Liabilities
Public Warrants	$533,600	$—	$—	$533,600
Private Placement Warrants	—	672,800	—	672,800
Total liabilities	$533,600	$672,800	$—	$1,206,400

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$240,311,986	$–	$–	$240,311,986
Total assets	$240,311,986	$–	$–	$240,311,986

Liabilities
Public Warrants	$1,035,000	$–	$—	$1,035,000
Private Placement Warrants	$–	$1,305,000	—	1,305,000
Total liabilities	$1,035,000	$1,305,000	$—	$2,340,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the quarter ended June 30, 2023 there were no transfers to/from any level. During the year ended December 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively. See the table below to illustrate the transfers out of level 3.

Level 3 warrant liabilities at January 1, 2022	$—
Addition at March 14, 2022	9,400,500
Change in fair value of warrant liabilities	(7,060,500)
Transfers from level 3 to level 2 instruments	(1,305,000)
Transfers from level 3 to level 1 instruments	(1,035,000)
Level 3 warrant liabilities at December 31, 2022	$—

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since May 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized change in the fair value of warrant liabilities of $1,144,000 and $1,133,600, which are presented as changes in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023, respectively. The Company recognized a change in the fair value of warrant liabilities of $7,060,500, which is presented as change in fair value of derivative warrant liabilities on the statements of operations for the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

March 14, 2022
(IPO date)
Exercise Price	$11.50
Underlying share price	$9.82
Volatility	5.4%
Term to Business Combination (years)	6.05
Risk-free rate	2.13%

The table below shows the change in fair value of the derivative warrant liabilities as of June 30, 2023:

	Private Warrant	Public Warrant	Total
Fair value at January 1, 2023	$1,305,000	$1,035,000	$2,340,000
Change in fair value	632,200	501,400	1,133,600
Fair value as of June 30, 2023	$672,800	$533,600	$1,206,400

The table below shows the change in fair value of the derivative warrant liabilities as of June 30, 2022:

	Private Warrant	Public Warrant	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at March 14, 2022	4,151,500	5,249,000	9,400,500
Change in fair value	2,266,500	3,754,000	6,020,500
Fair value as of June 30, 2022	$1,885,000	$1,495,000	$3,380,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Patria Latin American Opportunity Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Patria SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the six months ended June 30, 2023 we reported net income of $5,687,117 which consists of general and administrative expenses of $687,488 (made up of professional services fees of $342,397 and other general and administrative fees of $345,091), change in fair value of derivative warrant liabilities of $1,133,600 and realized gain on the investments held in the trust account of $5,241,005.

For the six months ended June 30, 2022 we reported net income of $5,519,563 which consists of general and administrative expenses of $488,039 (made up of professional services fees of $330,858 and other general and administrative fees of $157,181), change in fair value of derivative warrant liabilities of $6,020,500 gain on the investments held in the Trust Account of $301,610 and transaction costs allocated to derivative warrant liabilities of $314,508.

For the three months ended June 30, 2023 we reported net income of $3,408,179 which consists of general and administrative expenses of $407,651 (made up of professional services fees of $174,878 and other general and administrative fees of $232,773), change in fair value of derivative warrant liabilities of $1,144,000 and realized gain on the investments held in the trust account of $2,671,830.

For the three months ended June 30, 2022 we reported net income of $6,349,203 which consists of general and administrative expenses of $384,531 (made up of professional services fees of $233,466, and other general and administrative fees of $151,065), change in fair value of derivative warrant liabilities of $6,399,000, gain on the investments held in the Trust Account of $334,734 and transaction costs allocated to derivative warrant liabilities of $0.

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had working capital of $171,389,090 including the Trust Account, deferred underwriting fees payable. Working capital was $43,754 when marketable securities held in Trust Account, deferred underwriting fees payable, and derivative warrant liabilities were excluded from the calculation. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at June 30, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate.

For the six months ended June 30, 2023, cash used in operating activities was $375,152, which is made up of a net income of $5,687,117, changes in operating assets and liabilities of $312,336. These amounts were offset by a gain on Investments held in the Trust account of $5,241,005 and change in fair value of derivative warrant liabilities of $1,133,600. Cash of $329,453 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of June 30, 2023, we had cash of $329,453. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2023, we incurred and paid $30,000 and $60,000 in administrative support fees. For the three and six months ended June 30, 2022, we incurred and paid $30,000 and $35,484 in administrative support fees.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

See “Recent Accounting Pronouncements” in Note 2 of the accompanying unaudited condensed financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2023. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC other than the additional risk factor set forth in our quarterly report on Form 10-Q filed with the SEC on May 5, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer