Form 10-Q
period 2023-09-30
Patria Latin American Opportunity Acquisition Corp.
filed 2023-11-13
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023,  there were 16,880,481 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Page
Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	2

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	3

Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and 2022	4

Unaudited Condensed Statements of Cash Flows for the Three and Nine Months Ended September 30, 2023 and 2022	5

Notes to Condensed Financial Statements	6

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Cash	$182,243	$707,749
Prepaid expenses	133,855	307,756
Marketable securities held in Trust Account	183,950,121	240,311,986
Total current assets	184,266,219	241,327,491
Total Assets	$184,266,219	$241,327,491

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$226,158	$—
Due to related party	1,200,000	3,144
Accrued expenses	74,757	68,627
Derivative warrant liabilities	1,560,000	2,340,000
Deferred underwriting fees payable	8,050,000	8,050,000
Total current liabilities	11,110,915	10,461,771
Total liabilities	11,110,915	10,461,771

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 16,880,481 and 23,000,000 shares at $10.90 and 10.45 per share at September 30, 2023 and December 31, 2022, respectively	183,950,121	240,311,986
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,880,481 and 23,000,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,795,392)	(9,446,841)
Total shareholders’ deficit	(10,794,817)	(9,446,266)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$184,266,219	$241,327,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expenses	$241,063	$240,538	$928,551	$728,577
Loss from operations	(241,063)	(240,538)	(928,551)	(728,577)
Change in fair value of derivative warrant liabilities	(353,600)	(1,300,000)	780,000	4,720,500
Realized gain on investments held in Trust Account	2,360,877	1,101,855	7,601,882	1,403,465
Transaction costs allocated to derivative warrant liabilities	—	—	—	(314,508)
Net income	$1,766,214	$(438,683)	$7,453,331	$5,080,880
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	16,880,481	23,000,000	20,511,844	16,934,066
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	$(0.01)	$0.38	$0.65
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,552,198
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.07)	$(0.05)	$(0.05)	$(1.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$240,311,986	5,750,000	575	$-	$(9,446,841)	$(9,446,266)
Accretion of Class A ordinary shares to redemption value	-	2,569,175	-	-	-	(2,569,175)	(2,569,175)
Net income	-	-	-	-	-	2,278,938	2,278,938
Balance as of March 31, 2023 (unaudited)	23,000,000	$242,881,161	5,750,000	$575	$-	$(9,737,078)	$(9,736,503)

Redemption of Class A ordinary shares	(6,119,519)	(65,163,747)	-	-	-	-	-
Accretion of Class A ordinary shares to redemption value	-	2,971,830	-	-	-	(2,971,830)	(2,971,830)
Net income	-	-	-	-	-	3,408,179	3,408,179
Balance as of June 30, 2023 (unaudited)	16,880,481	$180,689,244	5,750,000	$575	$-	$(9,300,729)	$(9,300,154)

Accretion of Class A ordinary shares to redemption value	-	3,260,877	-	-	-	(3,260,877)	(3,260,877)
Net income	-	-	-	-	-	1,766,214	1,766,214
Balance as of September 30, 2023 (unaudited)	16,880,481	$183,950,121	5,750,000	$575	$-	$(10,795,392)	$(10,794,817)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	-	$-	5,750,000	575	$24,425	$(49,868)	$(24,868)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	-	-	-	-	-
Paid underwriters fees	-	(4,600,000)	-	-	-	-	-
Deferred underwriting fees payable	-	(8,050,000)	-	-	-	-	-
Liability-classified equity instruments - Public Warrants	-	(4,151,500)	-	-	-	-	-
Other offering costs	-	(815,157)	-	-	-	-	-
Excess cash received over fair value of Private Placement Warrants	-	-	-	-	9,251,000	-	9,251,000
Accretion of Class A ordinary shares to redemption value	-	24,483,533	-	-	(9,275,425)	(15,208,108)	(24,483,533)
Net loss	-	-	-	-	-	(829,640)	(829,640)
Balance as of March 31, 2022 (unaudited)	23,000,000	$236,866,876	5,750,000	$575	$-	$(16,087,616)	$(16,087,041)

Accretion of Class A ordinary shares to redemption value	-	334,734	-	-	-	(334,734)	(334,734)
Net income	-	-	-	-	-	6,349,203	6,349,203
Balance as of June 30, 2022 (unaudited)	23,000,000	$237,201,610	5,750,000	$575	$-	$(10,073,147)	$(10,072,572)

Accretion of Class A ordinary shares to redemption value	-	1,101,855	-	-	-	(1,101,855)	(1,101,855)
Net loss	-	-	-	-	-	(438,683)	(438,683)
Balance as of September 30, 2022 (unaudited)	23,000,000	$238,303,465	5,750,000	$575	$-	$(11,613,685)	$(11,613,110

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash Flows from Operating Activities
Net income	$7,453,331	$5,080,880
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(7,601,882)	(1,403,465)
Transaction costs allocated to derivative warrant liabilities	-	314,508
Change in fair value of derivative warrant liabilities	(780,000)	(4,720,500)
Changes in operating assets and liabilities:
Prepaid expenses	173,901	(373,145)
Accounts payable	226,158	-
Accrued expenses	6,130	44,281
Net cash used in operating activities	(522,362)	(1,057,441)
Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(236,900,000)
Proceeds from redemption of marketable securities held in Trust account	65,163,747	-
Purchase of U.S. government treasury obligations	(672,783,585)	(475,200,000)
Trust Account Withdrawal - tax payment		-
Proceeds from redemption of U.S. government treasury obligations	671,583,585	475,200,000
Purchase of U.S. government treasury obligations	-
Net cash provided by (used in) investing activities	63,963,747	(236,900,000)
Cash Flows from Financing Activities
Redemption of Class A ordinary shares subject to possible redemption	(65,163,747)	-
Proceeds from note payable and advances from related party	1,200,000	-
Repayment of note payable	(3,144)	(437,507)
Repayment of amount due to related party	-	(147,190)
Proceeds from sale of Class A ordinary shares, gross subject to possible redemption	-	230,000,000
Proceeds from sale of Private Placement Warrants	-	14,500,000
Offering costs paid	-	(5,151,744)
Net cash used in (provided by) financing activities	(63,966,891)	238,763,559

Net (decrease) increase in cash	(525,506)	806,118
Cash - beginning of period	707,749	440
Cash - end of period	$182,243	$806,558

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$-	$212,383,343
Accretion of Class A shares to redemption value	$8,801,882	$25,920,122
Offering costs included in accrued expenses	$-	$211,141
Offering costs paid through promissory note - related party	$-	$150,333
Deferred underwriting fees payable	$-	$8,050,000

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

As of September 30, 2023, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through September 30, 2023, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

On June 12, 2023, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate an initial business combination from June 14, 2023 (the “Original Termination Date”) to June 14, 2024 (the “Articles Extension Date”), in addition to other proposals. Accordingly, the Company now has up to June 14, 2024 to consummate its initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of the Company’s Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 ordinary shares remained outstanding and subject to redemption. The Trust Account has a remainder balance of $180 million following the withdrawal for Class A ordinary shares redemption. The Company also deposited into the Trust Account an aggregate of $300,000 in order to effect the extension of the termination date for an additional one-month period, from June 14, 2023 to July 14, 2023. The purpose of the extension is to provide time for the Company to complete a business combination. The Company made additional deposits of $300,000 into the Trust account on July 12, 2023, August 12, 2023, and September 13, 2023, in connection with extensions from July 14, 2023 through October 14, 2023. The Company will continue to deposit $300,000 into the Trust Account each month until the earlier of the completion of a Business Combination or liquidation date. On October 10, 2023, the Company made additional deposit of $300,000 representing extension payment through November 14, 2023. On November 13, 2023, the Company made additional deposit of $300,000 representing extension payment through December 14, 2023.

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

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had working capital of $173,155,304. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at September 30, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. Working capital would be $(1,184,817) if the line items described above were not included in the working capital calculation. Cash of $182,243 was held outside of the Trust Account and is available for the Company’s working capital purposes as of September 30, 2023.

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of this unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $182,243 and $707,749 in cash outside of the funds held in the Trust Account, as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the three and nine months ended September 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. For the three and nine months ended September 30, 2022 their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of the income (loss) per share is below:

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022
Net income (loss)	$1,766,214	$(438,683)
Accretion of temporary equity in excess of fair value	(3,260,877)	(1,101,855)
Net income (loss) including accretion of temporary equity in excess of fair value	$(1,494,663)	$(1,540,538)

	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Net income (loss)	$7,453,331	$5,080,880
Accretion of temporary equity in excess of fair value	(8,801,882)	(25,920,122)
Net income (loss) including accretion of temporary equity in excess of fair value	$(1,348,551)	$(20,839,242)

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

	For The Three Months Ended September 30, 2023		For The Three Months Ended September 30, 2022
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(1,114,896)	$(379,767)	$(1,232,430)	$(308,108)
Deemed dividend for accretion of temporary equity in excess of fair value	3,260,877	-	1,101,855	-
Allocation of net income and deemed dividend	$2,145,981	$(379,767)	$(130,575)	$(308,108)
Denominator
Weighted average shares outstanding, basic and diluted	16,880,481	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per share	$0.13	$(0.07)	$(0.01)	$(0.05)

	For The Nine Months Ended September 30, 2023		For The Nine Months Ended September 30, 2022
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(1,053,287)	$(295,264)	$(14,953,478)	$(5,885,764)
Deemed dividend for accretion of temporary equity in excess of fair value	8,801,882	-	25,920,122	-
Allocation of net income and deemed dividend	$7,748,595	$(295,264)	$10,966,644	$(5,885,764)
Denominator
Weighted average shares outstanding, basic and diluted	20,511,844	5,750,000	16,934,066	5,552,198

Basic and diluted net income (loss) per share	$0.38	$(0.05)	$0.65	$(1.06)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of September 30, 2023, 16,880,481 shares of Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At September 30, 2023, 16,880,481 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(13,465,157)
Fair value of Public Warrants at issuance	(4,151,500)
Plus:
Accretion of carrying value to redemption value	27,928,643
Class A ordinary shares subject to possible redemption at December 31, 2022	$240,311,986
Remeasurement of carrying value to redemption value	8,801,882
Redemption of Class A ordinary shares	(65,163,747)
Class A ordinary shares subject to possible redemption at September 30, 2023	$183,950,121

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020- 06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. As a result of ASU 2020 – 06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2020-06 on its financial statements.

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

Note 5 – Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized for period ended September 30, 2023 and 2022. As of September 30, 2023 and 2022, the unrecognized stock compensation expense was $662,245.

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

Due to Related Party

As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $1,2000,000 and $3,144 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand. During the year ended December 31, 2022, the Company borrowed $150,334 from the Sponsor, all of which was repaid except the outstanding balance of $3,144. As of September 30, 2023, the Company has deposited an aggregate of $1,200,000 into the Trust Account in the form of a loan in connection with the extension of the termination date for an additional four-month period, from June 14, 2023 to October 14, 2023. The loan has no interest and is forgiven should the Company not complete an initial business combination. The Sponsor is committed to extending the $300,000 monthly loan to the Company till the earlier of liquidation date or the consummation of an initial business combination. On October 10, 2023, the Company borrowed additional $300,000 from its Sponsor and deposited such into the Trust Account as extension deposit through November 14, 2023. On November 13, 2023, the Company made additional deposit of $300,000 representing extension payment through December 14, 2023.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the three and nine months ended September 30, 2023, the Company incurred and paid $0 and $60,000 in administrative support fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $65,484   in administrative support fees, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Note 8 – Shareholder’s Deficit

Preference Shares – The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 16,880,481 and 23,000,000 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$183,950,121	$—	$—	$183,950,121
	$183,950,121	$—	$—	$183,950,121
Liabilities
Public Warrants	$690,000	$—	$—	$690,000
Private Placement Warrants	—	870,000	—	870,000
Total liabilities	$690,000	$870,000	$—	$1,560,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$240,311,986	$—	$—	$240,311,986
Total assets	$240,311,986	$—	$—	$240,311,986

Liabilities
Public Warrants	$1,035,000	$—	$—	$1,035,000
Private Placement Warrants	$—	$1,305,000	—	1,305,000
Total liabilities	$1,035,000	$1,305,000	$—	$2,340,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the quarter ended September 30, 2023 there were no transfers to/from any level. During the year ended December 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively. See the table below to illustrate the transfers out of level 3.

Level 3 warrant liabilities at January 1, 2022	$—
Addition at March 14, 2022	9,400,500
Change in fair value of warrant liabilities	(7,060,500)
Transfers from level 3 to level 2 instruments	(1,305,000)
Transfers from level 3 to level 1 instruments	(1,035,000)
Level 3 warrant liabilities at December 31, 2022	$—

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since May 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized change in the fair value of warrant liabilities of $353,600 and $780,000, which are presented as changes in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized a change in the fair value of warrant liabilities of $7,060,500, which is presented as change in fair value of derivative warrant liabilities on the statements of operations for the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

March 14, 2022
(IPO date)
Exercise Price	$11.50
Underlying share price	$9.82
Volatility	5.4%
Term to Business Combination (years)	6.05
Risk-free rate	2.13%

The table below shows the change in fair value of the derivative warrant liabilities as of September 30, 2023:

	Private Warrant	Public Warrant	Total
Fair value at January 1, 2023	$1,305,000	$1,035,000	$2,340,000
Change in fair value	(435,000)	(345,00)	(780,000)
Fair value as of September 30, 2023	$870,000	$690,000	$1,560,000

The table below shows the change in fair value of the derivative warrant liabilities as of September 30, 2022:

	Private Warrant	Public Warrant	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at March 14, 2022	4,151,500	5,249,000	9,400,500
Change in fair value	2,081,500	2,639,000	4,720,500
Fair value as of September 30, 2022	$2,070,000	$2,610,000	$4,680,000

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the nine months ended September 30, 2023 we reported net income of $7,453,331 which consists of general and administrative expenses of $928,551 (made up of professional services fees of $442,116 and other general and administrative fees of $486,435), change in fair value of derivative warrant liabilities of $780,000 and realized gain on the investments held in the trust account of $7,601,882.

For the nine months ended September 30, 2022 we reported net income of $5,080,880 which consists of general and administrative expenses of $728,577 (made up of professional services fees of $305,111 and other general and administrative fees of $423,466), change in fair value of derivative warrant liabilities of $4,720,500 gain on the investments held in the Trust Account of $1,403,465 and transaction costs allocated to derivative warrant liabilities of $314,508.

For the three months ended September 30, 2023 we reported net income of $1,766,214 which consists of general and administrative expenses of $241,063 (made up of professional services fees of $75,095 and other general and administrative fees of $165,968), change in fair value of derivative warrant liabilities of $(353,600) and realized gain on the investments held in the trust account of $2,360,877.

For the three months ended September 30, 2022 we reported net loss of $(438,683) which consists of general and administrative expenses of $240,538 (made up of professional services fees of $145,488, and other general and administrative fees of $95,050), change in fair value of derivative warrant liabilities of $(1,300,000), gain on the investments held in the Trust Account of $1,101,855 and transaction costs allocated to derivative warrant liabilities of $0.

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had working capital of $173,155,304 including the Trust Account, deferred underwriting fees payable. Working capital was $(1,184,817) when marketable securities held in Trust Account, deferred underwriting fees payable, and derivative warrant liabilities were excluded from the calculation. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at September 30, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate.

For the nine months ended September 30, 2023, cash used in operating activities was $522,362, which is made up of a net income of $7,453,331, changes in operating assets and liabilities of $406,189. These amounts were offset by a gain on Investments held in the Trust account of $7,601,882 and change in fair value of derivative warrant liabilities of $780,000. Cash of $182,243 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of September 30, 2023, we had cash of $182,243. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023.For the three and nine months ended September 30, 2023, we incurred and paid $0 and $60,000 in administrative support fees. For the three and nine months ended September 30, 2022, we incurred and paid $30,000 and $65,484 in administrative support fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer