Form 10-K
period 2023-12-31
Patria Latin American Opportunity Acquisition Corp.
filed 2024-04-01
CIK 1849737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

60 Nexus Way, 4th Floor

Camana Bay, PO Box 757,
Grand Cayman, KY1-9006

(Address of Principal Executive Offices)

1 345 640 4903

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant had 16,880,481 of its Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

As of March 29, 2024, there were 16,880,481 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Certain Terms

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

“we,” “us,” “company” or “our company” are to Patria Latin American Opportunity Acquisition Corp., a Cayman Islands exempted company;

“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the company as the same may be amended from time to time;

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

“founders” are to Ricardo Leonel Scavazza, our Chairman of the Board, José Augusto Gonçalves de Araújo Teixeira, our Chief Executive Officer, Ana Cristina Russo, our Chief Financial Officer, and Alexandre Teixeira de Assumpção Saigh, one of our Directors;

“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued concurrently with or immediately following the consummation of our initial business combination at the option of the holders thereof or at any earlier date at the option of the holders thereof (where such holders have waived any right to receive funds from the trust account);

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

“SPACs” are to special purpose acquisition companies;

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our being a company with no operating history and no revenues;

●	past performance of our management team, Patria, our sponsor, or their respective affiliates may not be indicative of future performance of an investment in us;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our ability to obtain or maintain the listing of our securities on Nasdaq;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our initial shareholders controlling the election of our board of directors and electing all of our directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	actual and potential conflicts of interests relating to Patria, and our sponsor, officers, directors, security holders, clients and their respective affiliates that may conflict with our interests;

●	our pool of prospective target businesses, including opportunities in Latin America;

●	our ability to consummate an initial business combination due to the uncertainty resulting from future pandemics and other geo-political events;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	the potential risks subsequent to our initial business combination with respect to where our assets are located, potential reincorporation elsewhere, where our directors and officers will reside and our directors’ and officers’ familiarity with U.S. securities laws;

●	our public securities’ potential liquidity and trading;

●	the possibility that our initial shareholders may receive additional Class A ordinary shares based on our trading price and/or based on certain strategic transactions after our initial business combination;

●	the potential risks associated with us being incorporated under the laws of the Cayman Islands;

●	the limited market for our securities;

●	the use of proceeds not held in the trust account or available to us from the realized gain on the investments held in the trust account;

●	the performance of Latin American markets and the availability of a suitable target for an initial business combination transaction in Latin America; additional burdens that we may face in finding, investigating, agreeing to and completing an initial business combination transaction in Latin America; and additional risks in pursuing a target company with operations in Latin America that may negatively impact our operations following the business combination;

●	the potential risks associated with acquiring and operating a business in foreign countries;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this annual report.

Additionally, on January 24, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Our sponsor, Patria SPAC LLC, is an affiliate of Patria. We believe Patria offers a compelling value proposition and can help us with value creation for our target business, our shareholders and our Sponsor. Patria is one of the leading private markets investment firms in Latin America in terms of capital raised. The Preqin list of Private Equity asset managers in Latin America and Caribbean ranks Patria as number one in terms of total funds raised in the last 10 years. As of December 31, 2023, Patria’s assets under management, or AUM, was $31.8 billion with over 100 active funds, and Patria’s investment portfolio was composed of over 50 companies and assets. Patria’s size and performance over its 33-year history also make it one of the most significant emerging markets-based private markets investments managers. We intend to leverage this unique proprietary investment framework and investment expertise with an established operational track record to generate value in our target business through many operational levers, such as revenue growth via cross-selling with other portfolio companies, margin expansion and premiums from green-field projects, relying on Patria’s expertise to complement the business development competences of our management.

Patria’s track record derived from its strategy and capabilities has attracted a committed and diversified base of investors across four continents, including eight of the world’s 10 largest sovereign wealth funds and nine of the world’s 20 largest pensions, insurance companies, funds of funds, financial institutions, endowments, foundations, and family offices.

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

Patria’s investment approach seeks to take advantage of sizable opportunities in Latin America while mitigating risks such as macroeconomic and foreign exchange volatility. Patria does so by focusing on resilient sectors—largely uncorrelated with macroeconomic factors—driving operational value creation and partnering with entrepreneurs and management teams to develop some of the leading platforms in the region. Patria’s strategy, applied since 1994 in its flagship private equity products, has generated solid returns and sustained growth. The consolidated equal-weighted net internal rate of return, or IRR, in U.S. dollars for all of Patria’s flagship private equity funds since inception was 29.5% as of December 31, 2023 (30.9% in Brazilian reais). The consolidated pooled-weighted net internal rate of return, or IRR, in U.S. dollars for all of Patria’s flagship private equity funds since inception was 13.2% as of December 31, 2023 (17.1% in Brazilian reais). Patria has overseen the deployment of more than $30 billion through capital raised by its products, capital raised in IPOs and follow-ons, debt raised by underlying companies and capital expenditures sourced from operational cash flow of underlying companies, with more than 100 investments and 300 underlying acquisitions as of December 31, 2023.

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

As of December 31, 2023, Patria had 430 professionals, of which 36 were partners 23 of these working together for more than 15 years, operating in 11 offices around the globe, including investment offices in Montevideo (Uruguay), São Paulo (Brazil), Bogotá (Colombia), and Santiago (Chile), as well as client-coverage offices in New York (United States), Sausalito (United States), London (United Kingdom), Dubai (UAE), Hong Kong (China) and Buenos Aires (Argentina) in addition to Patria’s corporate business and management office in George Town (Cayman Islands).

Company History

On March 14, 2022, we consummated our initial public offering, or the “IPO” of 23,000,000 units sold in our IPO, or the “Public Units,” including the issuance of 3,000,000 Units as a result of the underwriters exercise of the over-allotment option in full, at a price of $10.00 per Public Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 14,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a Private Placement to Patria SPAC LLC, or the “Sponsor,” generating gross proceeds of $14,500,000.

Of the net proceeds from the IPO, exercise of the over-allotment option, and associated private placements, $236,900,000 of cash was placed in the Trust Account.

We cannot assure you that our plans to complete our initial business combination will be successful. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

On May 2, 2022, we announced that, commencing May 4, 2022, holders of the 23,000,000 units sold in the IPO may elect to separately trade the Company’s Class A Ordinary Shares and the public warrants included in the units. Those units not separated continued to trade on Nasdaq under the symbol “PLAOU” and the Patria Class A Ordinary Shares and public warrants that were separated are traded under the symbols “PLAO” and “PLAOW,” respectively.

On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we now have up to June 14, 2024 to consummate our initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption.

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

Corporate Information

Our executive offices are located at 60 Nexus Way, 4th Floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands and our telephone number is +1 345-640-4903. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report.

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO until closing a business combination. We intend to effectuate our initial business combination using remaining cash in the trust account from the proceeds from our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account was initially anticipated to be $10.30 per unit, and such amount may be increased by up to $0.20 per unit in the event we decide to extend the time to consummate our business combination by a total of six months, as described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, shares underlying the private placement warrants and any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we now have up to June 14, 2024 to consummate our initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 5,565,242, or 33%, of the 16,880,481 public shares that remain issued and outstanding after the redemption, to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, consistent with past redemptions, we intend to require our public shareholders seeking to exercise their future redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 27 months after the closing of our IPO on March 14, 2022 (the “Combination Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only the Combination Period to complete our initial business combination. If we have not completed our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the Combination Period. However, if our sponsor or management team acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

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

If we were to expend all of the net proceeds from our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account after taking into account the additional deposits in connection with the extension of the Combination Period, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.30. The funds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.30. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have most vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third-party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. BDO USA, P.C., our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than BDO USA, P.C., our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per unit and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.30 per unit due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per unit. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have most vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $2,310,000 from the proceeds from our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $690,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $690,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Combination Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently utilize office space at 60 Nexus Way, 4th Floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands. We consider our current office space adequate for our current operations.

Employees

We currently have two officers: José Augusto Gonçalves de Araújo Teixeira and Ana Cristina Russo. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30, or (2) our annual revenues did not exceed $700 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our current Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Management concluded that there was substantial doubt about our ability to continue as a “going concern.”

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2023, the Company does not have sufficient cash and working capital to sustain its operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2023, we had $47,046 cash held outside of the Trust Account and working capital of $180,232,536. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In the past we identified material weaknesses in our internal control over financial reporting during the year ended December 31, 2021 related to our internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with the preparation and audit of our financial statements, material weaknesses were identified in our internal control over financial reporting as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting commission is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

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

Because our trust account is expected to contain approximately $10.30 per Class A ordinary share at the time of our initial business combination, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account is expected to contain approximately $10.30 per Class A ordinary share at the time of our initial business combination. This is different than some other similarly structured blank check companies for which the trust account only contains approximately $10.00 per Class ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within the Combination Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, if there is another pandemic both in the U.S. and globally and, while the extent of the impact of such pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, such pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we are unable to consummate our initial business combination within the prescribed time frame, our public shareholders may be forced to wait beyond such time frame before redemption from our trust account.

If we are unable to consummate our initial business combination within the Combination Period, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up or liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own approximately 25.4% of our issued and outstanding ordinary shares immediately following the completion of our IPO (assuming our initial shareholders do not purchase any units in our IPO). Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 5,565,242, or 33%, of the 16,880,481 public shares that remain issued and outstanding after the redemption, to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

In March 2021, one of our officers paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 founder shares, which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. In February 2022, our sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares. The purchase price of the founder shares was determined by dividing the amount of expenses paid on behalf of the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 23,000,000 units, which was the case given the over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 14,500,000 private placement warrants for an aggregate purchase price of $14,500,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Combination Period nears, which is the deadline for our completion of an initial business combination.

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

If the net proceeds from our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, their affiliates, including Patria, or our management team to fund our search and to complete our initial business combination.

Of the net proceeds from our IPO, and the sale of the private placement warrants, only up to $2,310,000 is available to us initially outside the trust account to fund our working capital requirements. We believe that, since closing of our IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 27 months following such closing; however, we cannot assure you that our estimate is accurate, and our sponsor, their affiliates, including Patria, and members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. BDO USA, P.C., our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per unit initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement included as an exhibit to the registration statement for our IPO, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than BDO USA, P.C., our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per unit and (ii) the actual amount per unit held in the trust account as of the date of the liquidation of the trust account, if less than $10.30 per unit due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per unit. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any realized gain on the investments held in the trust account thereon and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.30 per unit.

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

In accordance with Nasdaq corporate governance requirements, we are required to hold an annual general meeting no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination or the conversion of all of our Class B ordinary shares.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by, and has substantial ties with, non-U.S. persons domiciled principally in the Cayman Islands. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to, amongst other things, critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. For so long as our Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Although we have no commitments as of December 31, 2023 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our IPO, the private placement of warrants and the additional amounts we deposited in the trust account, after giving effect to the redemption of $65,163,747, provides us with $187,355,645 that we may use to complete our initial business combination (after taking into account the outstanding $4,025,000 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our initial shareholders own approximately 25.4% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members are appointed by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, pandemics and government measures taken to curb the spread of the virus, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Prior to our initial business combination or the conversion of all of our Class B ordinary shares, only holders of Class B ordinary shares have the right to appoint directors in any general meeting. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. Accordingly, holders of our public shares may not have any say in the management of our company prior to the completion of an initial business combination or the conversion of all of our Class B ordinary shares.

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

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 27 months from the closing of our IPO or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder that are necessary or advisable in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements, provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Certain other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds from our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who collectively beneficially own 25.4% of our issued and outstanding ordinary shares entitled to vote thereon (assuming they do not purchase any securities in the open market), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

We are exposed to certain risks that are particular to investing in Latin America and other emerging markets.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

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

We believe that we were a passive foreign investment company, or “PFIC,” for our 2022 and 2023 taxable years, and we may be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our final prospectus captioned “Taxation—U.S. Federal Income Tax Considerations”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based upon the composition of our income and assets, we believe that we were a PFIC in our 2022 and 2023 taxable years.

Our actual PFIC status for our current taxable year, however, will not be determinable until after the end of the taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder a PFIC Annual Information Statement in respect of such taxable year in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, which could mitigate certain of the adverse U.S. federal income tax consequences of our PFIC status to U.S. investors, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisers regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of our final prospectus captioned “Taxation—U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

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

Governments in many of the markets in which we currently, or may in the future, operate, frequently exercise significant influence over their respective economies and occasionally makes significant changes in policy and regulations. Government actions to control inflation and other policies and regulations have often involved, among other measures, increases or decreases in interest rates, changes in fiscal policies, wage and price controls, foreign exchange rate controls, blocking access to bank accounts, currency devaluations, capital controls and import and export restrictions. We have no control over and cannot predict what measures or policies governments may take in the future. We and the market price of our securities may be harmed by changes in government policies, as well as general economic factors, including, without limitation:

●	growth or downturn of the relevant economy;

●	interest rates and monetary policies;

●	exchange rates and currency fluctuations;

●	inflation;

●	liquidity of the capital and lending markets;

●	import and export controls;

●	exchange controls and restrictions on remittances abroad and payments of dividends;

●	modifications to laws and regulations according to political, social and economic interests;

●	fiscal policy and changes in tax laws and related interpretations by tax authorities;

●	economic, political and social instability, including general strikes and mass demonstrations;

●	the regulatory framework governing the financial services industry;

●	labor and social security regulations;

●	energy and water shortages and rationing;

●	commodity prices;

●	natural disasters;

●	public health, including as a result of epidemics and pandemics;

●	changes in demographics; and

●	other political, diplomatic, social and economic developments in or affecting Latin America.

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

The market for securities offered by companies with significant operations in Latin America is influenced by political, economic and market conditions in the region and, to varying degrees, market conditions in other emerging markets, as well as the United States, Europe and other countries. To the extent the conditions of the global markets or economy deteriorate, the business of companies with significant operations in Latin America may be harmed. The weakness in the global economy has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, reduction of China’s growth rate, currency volatility and limited availability of credit and access to capital, in addition to significant uncertainty results from pandemics. Developments or economic conditions in other emerging market countries have at times significantly affected the availability of credit to companies with significant operations in Latin America and resulted in considerable outflows of funds from Latin American countries, decreasing the amount of foreign investments in the region.

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

According to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, which is published by the Brazilian Institute for Geography and Statistics (Instituto Brasileiro de Geografia e Estatística), or IBGE, Brazilian inflation rates were 10.1%, 4.5% and 4.3% for the years ended as of December 31, 2021, 2020 and 2019, respectively. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government’s intervening in the economy and introducing policies that could harm our business and the trading price of our Class A ordinary shares. One of the tools used by the Brazilian government to control inflation levels is its monetary policy, specifically relating to interest rates. An increase in the interest rate restricts the availability of credit and reduces economic growth, and vice versa. During recent years there has been significant volatility in the official Brazilian interest rate, which ranged from 14.25% on December 31, 2015, to 2.00% on December 31, 2020. This rate is set by the Monetary Policy Committee of the Central Bank (Comitê de Política Monetária), or COPOM. On February 7, 2018, the Monetary Policy Committee reduced the base interest rate (Sistema Especial de Liquidação e Custódia, or SELIC rate) to 6.75% and further reduced the SELIC rate to 6.50% on March 22, 2018. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on May 16, 2018 and subsequently on June 20, 2018. As of December 31, 2018, the SELIC rate was 6.50%. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on February 6, 2019, but reduced the SELIC rate to 6.00% on August 1, 2019, further reduced the rate to 5.50% on October 30, 2019 and further reduced the rate to 4.50% on December 12, 2019. On February 6, 2020, the Monetary Policy Committee reduced the SELIC rate to 4.25%, on March 19, 2020, further reduced the rate to 3.75%, on May 7, 2020, further reduced the rate to 3.00%, on June 18, 2020, further reduced the rate to 2.25% and on August 6, 2020, further reduced the rate to 2.00%. On March 18, 2021, the Monetary Policy Committee raised the SELIC rate to 2.75% and further raised the rate to 3.50% on May 5, 2021, to 5.25% on August 4, 2021, to 6.25% on September 22, 2021, to 7.75% on October 28, 2021, to 9.25% as of December 19, 2021, to 10.75% on February 2, 2022, to 11.75% on March 16, 2022, to 12.75% on May 5, 2022, to 13.25% on June 16, 2022 and to 13.75% on August 3, 2022. In the second half of 2023, the Monetary Policy Committee reversed this trend, lowering the SELIC rate to 13.25% on August 2, 2023, to 12.75% on September 20, 2023, to 12.25% on November 2, 2023, to 11.75% on December 13, 2023, to 11.25% on January 31, 2024 and to 10.75% on March 20, 2024. As of March 29, 2024, the SELIC rate was 10.75%. Conversely, more lenient government and Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us and increase our target business indebtedness. Any change in interest rates, in particular any volatile swings, could adversely affect our growth, results of operations and financial condition, as well as our target business.

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

Our functional currency is the U.S. dollar. The Brazilian currency has been historically volatile and has been devalued frequently over the past three decades. Throughout this period, the Brazilian government has implemented various economic plans and used various exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. Although long-term depreciation of the Brazilian real is generally linked to the rate of inflation in Brazil, depreciation of the real occurring over shorter periods of time has resulted in significant variations in the exchange rate between the real, the U.S. dollar and other currencies. In 2018, the real depreciated an additional 18%, to R$3.875 per US$1.00 on December 31, 2018. In 2019, the real depreciated an additional 4% to R$4.031 per US$1.00 on December 31, 2019. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.197 per US$1.00 on December 31, 2020, which reflected a 29% depreciation of the real against the U.S. dollar during 2020 due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.581 per US$1.00 on December 31, 2021, which reflected a 7% depreciation of the real against the U.S. dollar during 2021 due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.218 per US$1.00 on December 31, 2022, which reflected a 7% appreciation of the real against the U.S. dollar during 2022 due primarily to the continued impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$4.841 per US$1.00 on December 31, 2023, which reflected a 7.2% appreciation of the real against the U.S. dollar during 2023 due primarily to recovery from the pandemic. As of March 28, 2024, the real/U.S. dollar exchange rate reported by the Central Bank was R$4.996 per US$1.00, a depreciation of 3.2% of the real since December 31, 2023. There can be no assurance that the real will not appreciate or further depreciate against the U.S. dollar or other currencies in the future.

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

After our business combination, our performance will depend in part on the overall health and growth of the Latin American economy, especially in Brazil. Brazilian GDP growth has fluctuated over the past few years, with contractions of 3.5% and 3.3% in 2015 and 2016, respectively, followed by growth of 1.3%, 1.8% and 1.2% in 2017, 2018 and 2019, respectively. In 2020, Brazilian GDP contracted by 3.3%, and in 2021 and 2022, Brazilian GDP grew 5.0% and 2.9%, respectively. Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, general strikes, the lack of a qualified labor force, and the lack of private and public investments in these areas, which limit productivity and efficiency. Additionally, despite our plans to adopt business continuity and crisis management policies, travel restrictions or potential impacts on personnel due to the COVID-19 pandemic may disrupt our target business operations and the markets in which it operates. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us and our target business.

Geopolitical conflicts and pandemics, such as the COVID-19 pandemic, are expected to have a negative impact on global, regional and national economies, and we would be materially adversely affected by a protracted economic downturn.

Geopolitical conflicts and pandemics, such as the COVID-19 pandemic, are expected to have a negative impact on global, regional and national economies and to disrupt supply chains and otherwise reduce international trade and business activity. Reflecting this, the COVID-19 pandemic has already caused, since February 2020, the levels of equity and other financial markets to decline sharply and to become volatile, and such effects, including as a result of geopolitical conflicts or other pandemics, may continue or worsen in the future. This may in turn further impact the stock market and private equity markets in Brazil and elsewhere in Latin America, which may impact our future business in Latin America and our resulting business combination operations. The market declines and volatility could negatively our operations causing us to incur losses as well as result in the postponement or cancellation of expansion plans or mergers and acquisitions thereby reducing our future growth prospects, among others. Potential economic slowdown and market downturn could also negatively impact our target business performance through lower demand for its products or services and higher than expected losses, potentially leading our investors to redirect investments away from us. Geopolitical conflicts and pandemics and their potential impact on the global economy may affect our ability to meet our financial targets or business combination. While it is too early for us to predict the impacts on our target business or our financial targets that geopolitical conflicts or another pandemic, and the governmental responses to it, may have, we would be materially adversely affected by a protracted downturn in local, regional or global economic conditions.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for the Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K.

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

(b) Holders

As of April 1, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In March 2021, one of our officers paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 founder shares, which were temporarily issued to such officer and, on April 7, 2021, transferred to our sponsor in April 2021. In February 2022, our sponsor forfeited 1,437,500 founder shares for no consideration, remaining with 5,750,000 founder shares. Immediately prior to our IPO, our sponsor transferred 25,000 of our founder shares to each of our three independent directors. Prior to the initial investment in the company of $25,000 by one of our officers, the company had no assets, tangible or intangible. After our IPO, we had 5,750,000 outstanding founder shares, representing 20% of the outstanding shares at the time. The Class B founder shares will convert concurrently with or immediately following the consummation of our initial business combination at the option of the holders thereof or at any earlier date at the option of the holders thereof (where such holders have waived any right to receive funds from the trust account), at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B founder shares will equal, in the aggregate on an as-converted basis, 20% of (i) the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination, and (y) any private placement warrants to be issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

Use of Proceeds

A total of $236,900,000, comprised of $225,400,000 of the proceeds from the IPO, including $8,050,000 of the underwriters deferred discount, and $11,500,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we now have up to June 14, 2024 to consummate our initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption. We also deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination. As of December 31, 2023, we had deposited $2,100,000 in aggregate in connection with this extension. This amount allowed us to extend the termination date through January 14, 2024. We have made subsequent deposits in the Trust Account to extend the termination date.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and any future sales of additional notes or debt securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commission held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.30 per Unit sold in the IPO, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A ordinary shares, par value $0.0001 per share, sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares then outstanding in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company’s shareholders have not amended the Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2023, we reported net income of $10,578,214 which consists of general and administrative expenses of $1,164,843 (made up of professional services fees of $555,730 and other general and administrative fees of $609,113), change in fair value of derivative warrant liabilities of $1,560,000, realized gain on the investments held in the trust account of $10,107,406, and gain on waived underwriting fees of $72,651.

For the year ended December 31, 2022, we reported net income of $9,256,245 which consists of general and administrative expenses of $901,733 (made up of professional services fees of $414,769, and other general and administrative fees of $486,964), change in fair value of derivative warrant liabilities of $7,060,500, gain on the investments held in the Trust Account of $3,411,986 and transaction costs allocated to derivative warrant liabilities of $314,508.

Liquidity and Going Concern Consideration

As of December 31, 2023, the Company had working capital of $180,232,536 including the Trust Account, deferred underwriting fees payable. Working capital was $(2,318,109) when marketable securities held in Trust Account, deferred underwriting fees payable, and derivative warrant liabilities were excluded from the calculation. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at December 31, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate.

For the year ended December 31, 2023, cash used in operating activities was $657,599, which is made up of a net income of $10,578,214, changes in operating assets and liabilities of $504,284. These amounts were offset by a gain on Investments held in the Trust account of $10,107,406, gain on waived underwriting fees of $72,651, and change in fair value of derivative warrant liabilities of $1,560,000. Cash of $47,046 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of December 31, 2023, we had cash of $47,046. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans. We also deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination. As of December 31, 2023, we had deposited $2,100,000 in aggregate in connection with this extension. This amount allowed us to extend the termination date through January 14, 2024. We have made subsequent deposits in the Trust Account to extend the termination date.

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

On December 4, 2023, the Company received an executed deferred underwriting fees waiver letter from J.P. Morgan Securities LLC, one of the Company’s underwriters, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the Trust Account in respect of any Business Combination. The waiver does not cover deferred underwriting fees payable to Citigroup Global Market Inc. (representing 50% of the total deferred underwriting fees payable, or $4,025,000).

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the years ended December 31, 2023 and 2022, we incurred and paid $70,000 and $95,484 in administrative support fees respectively.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses described below.

In the preparation of the Company’s annual report for fiscal year 2023, we identified errors in the presentation and disclosure of earnings per share related to the waived deferred underwriter fees and the calculation of weighted average number of shares outstanding, Class A ordinary shares subject to possible redemption and related accretion, certain supplemental disclosures on the statement of cash flows and certain disclosures in the financial statements related to comparative information, as well as incomplete disclosures in the Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies sections in Management's Discussion and Analysis of Financial Condition and Results of Operations. These errors were corrected in the financial statements attached to our annual report on Form 10-K for the year ended December 31, 2023. As part of such process, management concluded that material weaknesses  in internal control over financial reporting existed related to the process of presentation and disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses related to the errors in the presentation and disclosure of earnings per share, certain supplemental disclosures on the statement of cash flows, and certain disclosures in the financial statements related to comparative information described above.

In light of these material weaknesses, we plan to enhance our presentation and disclosure controls. Our plans currently include extensive research on complex accounting topics and training of management personnel. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses  described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Ricardo Leonel Scavazza	45	Chairman and Director
Alexandre Teixeira de Assumpção Saigh	55	Director
José Augusto Gonçalves de Araújo Teixeira	44	Chief Executive Officer
Ana Cristina Russo	56	Chief Financial Officer
Pedro Paulo Elejalde de Campos	67	Director
Ricardo Barbosa Leonardos	65	Director
Maria Cláudia Mello Guimarães	57	Director

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

Ana Cristina Russo, Chief Financial Officer

Ana Cristina Russo is our Chief Financial Officer since May 2023. Ms. Russo is also the Chief Financial Officer of Patria Investments Limited and a member of its Management Committee and is primarily responsible for finance, operations, fund administration and technology. Before taking over as CFO, Ms. Russo was the department head and Brazil CFO for Philip Morris International from 2015 to 2022 and for Remy Cointreau from 1994 to 2022. Ms. Russo also served as Central America & Caribbean and Latin America & Canada CFO for Philip Morris International from 2012 to 2022, as well as Chief Auditor from 2015 to 2018. She also has developed a deep connection with business process, acting as a Business Partner to division leaders and General Managers, as well as managing a full P&L as GM of Central America & Caribbean from 2018 to 2022. Ms. Russo holds a bachelor’s and post-graduate’s degrees in business administration from Fundação Getulio Vargas, and a Leadership Program certification from the International Institute for Management Development.

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

Advisors to the Board of Directors

We have formed an advisory board comprised of Flavio Uchoa Teles de Menezes, Luiz Elisio Castello Branco de Melo, Norberto Whitaker Sobral Jannuzzi, Peter Paul Lorenço Estermann, Thiago Lima Borges, José Antonio Toledo Vieira, Fernando Machado Terni, Walter Domingues de Faria Jr, José Roberto Ferraz, Gil Conrado Karsten and Pedro de Andrade Faria. Such individuals will assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of this offering. The advisors are neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with the members of our advisory board to provide services to us and they will have no fiduciary obligations to present business opportunities to us.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Pedro Paulo Elejalde de Campos, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Ricardo Leonel Scavazza and Alexandre Teixeira de Assumpção Saigh, will expire at the third annual general meeting.

Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination and prior to the conversion of all of the Class B ordinary shares. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors prior to the consummation of our initial business combination may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

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

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Ricardo Leonel Scavazza	Patria Investments Limited	Financial Services	Partner and Officer
	Patria Holdings Limited	Financial Services	Shareholder
José Augusto Gonçalves de Araújo Teixeira	Patria Investments Limited	Financial Services	Partner and Officer
	Patria Holdings Limited	Financial Services	Shareholder
Alexandre Teixeira de Assumpção Saigh	Patria Holdings Limited	Financial Services	Partner, Officer and Controlling Shareholder
	Patria Investments Limited	Financial Services	Director
Ana Cristina Russo	Patria Investments Limited	Financial Services	Partner and Officer
Pedro Paulo Elejalde de Campos	Arsenal Investimentos	Advisory Services	Partner
Ricardo Barbosa Leonardos	Symphony Consultoria e Participações	Consulting Services	Partner
	Tecnisa S.A.	Construction	Director
	Biosev S.A.	Energy	Director
	Associação Umane	NGO	Director
	ASG Holdings/Athena Saúde	Healthcare	Director
	Componente Holding	Financial Services	Advisory Board
	Jaguari Comercial e Agricola	Consumer/Retail	Advisory Board
Maria Cláudia Mello Guimarães	KPC Consulting Firm	Consulting Services	Partner
	Petrobras – Petroleo Brasileiro	Energy/Oil	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of our IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of December 31, 2023, with respect to our ordinary shares held by:

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

On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we now have up to June 14, 2024 to consummate our initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption.

The post-offering and post-redemption percentages in the following table reflect the full exercise of the over-allotment option by the underwriters, that no founder shares were surrendered, and that there were 16,880,481 Class A ordinary shares and 5,750,000 Class B ordinary shares issued and outstanding, respectively, as of December 31, 2023.

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)	Number of shares Beneficially Owned	Approximate Percentage of Class	Number of shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% Shareholders
Patria SPAC LLC (3)	—	—	5,660,000	100.0%	25.0%
Entities affiliated with Linden Capital, L.P.(4)	1,000.000	5.9%	—	—	4.4%
Entities affiliated with Westchester Capital Management, LLC (5)	1,643,137	9.7%	—	—	7.3%
Glazer Capital, LLC (6)	850,055	5.0%	—	—	3.8%
Spring Creek Capital, LLC (7)	1,005,000	6.0%	—	—	4.4%
First Trust Merger Arbitrage Fund (8)	1,676,104	9.9%	—	—	7.4%
Ricardo Leonel Scavazza	—	—	—	—	—%
José Augusto Gonçalves de Araújo Teixeira	—	—	—	—	—%
Alexandre Teixeira de Assumpção Saigh	—	—	—	—	—%
Ana Cristina Russo	—	—	—	—	—%
Pedro Paulo Elejalde de Campos	—	—	30,000	*	* %
Ricardo Barbosa Leonardos	—	—	30,000	*	* %
Maria Cláudia Mello Guimarães	—	—	30,000	*	* %
All officers and directors as a group (six individuals)	—	—	90,000	1.6%	* %

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 60 Nexus Way, 4th Floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares may be converted into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section of our final prospectus entitled “Description of Securities.”

(3)	Patria SPAC LLC, our sponsor, is the record holder of such shares, and Patria SPAC LLC is wholly owned by Patria Finance Limited. There are four managers of Patria SPAC LLC’s board of managers: Ricardo Leonel Scavazza, José Augusto Gonçalves de Araújo Teixeira, Alexandre Teixeira de Assumpção Saigh, and Ana Cristina Russo. Each manager of Patria SPAC LLC has one vote, and the approval of three of the four members of the board of managers is required to approve an action of Patria SPAC LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the case with regard to Patria SPAC LLC. Based upon the foregoing analysis, no individual manager of Patria SPAC LLC exercises voting or dispositive control over any of the securities held by Patria SPAC LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	This information is based solely on the Schedule 13G filed with the SEC on February 6, 2024 on behalf of Linden Capital, L.P., a Bermuda limited partnership Linden Capital”), Linden GP, LLC, a Delaware limited liability company (“Linden GP”), Linden Capital Advisors, LP, a Delaware limited partnership Linden Advisors”) and Siu Min (Joe) Wong (“Mr. Wong”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by each of Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(5)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2024 on behalf of Westchester Capital Management, LLC (“Westchester”, a Delaware limited liability company, Virtus Investment Advisers, Inc. (“Virtus”), a Massachusetts corporation, and The Merger Fund (“MF”), a Massachusetts business trust. Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. – Global Multi-Strategy Fund (“PRIN”, together with MF, MF VL, EDF, CEF, JNL, and JARB, the “Funds”). The Funds directly hold Ordinary Shares of the Company for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester. The business address of Westchester Capital Management, LLC is 100 Summit Drive, Valhalla, NY 10595, of Virtus Investment Advisers, Inc. is One Financial Plaza, Hartford, CT 06103 and of The Merger Fund is 101 Munson Street, Greenfield, MA 01301-9683.

(6)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2023 on behalf of Glazer Capital, LLC., a Delaware limited liability company (“Glazer Capital”) held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Mr. Paul J. Glazer (Mr. Glazer”), as the Managing Member of Glazer Capital, with respect to the shares of Ordinary Shares held by the Glazer Funds. The address of the business office of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(7)	This information is based solely on the Schedule 13G filed with the SEC on February 2, 2024 on behalf of Spring Creek Capital, LLC, a Delaware limited liability company (“Spring Creek Capital”), which is beneficially owned by SCC Holdings, LLC (“SCC”), SCC is beneficially owned by KIM, LLC (“KIM”), KIM is beneficially owned by Koch Investments Group, LLC (“KIG”), KIG is beneficially owned by Koch Investments Group Holdings, LLC (“KIGH”), and KIGH is beneficially owned by Koch Industries, Inc. The address of the business office of each of these entities is 4111 E. 37th Street North, Wichita, KS 67220.

(8)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2024 on behalf of First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940. FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS, a Delaware limited partnership and control person of FTCM. Sub GP, a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Ordinary Shares of the Issuer) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Issuer’s Ordinary Shares held in the Client Accounts. As of December 31, 2023, VARBX owned 1,600,126 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, FTCS and Sub GP collectively owned 1,676,104 shares of the outstanding Ordinary Shares of the Issuer. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares reported in this Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Ordinary Shares of the Issuer for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

Our initial shareholders beneficially own 25% of our then issued and outstanding ordinary shares and, after giving effect to the redemption in connection with the extension of our termination date, our sponsor beneficially owns approximately 25.4% of the issued and outstanding ordinary shares as of March 29, 2024. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination or the conversion of all of our Class B ordinary shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination or the conversion of all of our Class B ordinary shares. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our Sponsor purchased an aggregate of 14,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or approximately $14,500,000 in a private placement that occurred simultaneously with the closing of our IPO. The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from our IPO to be held in the trust account such that at the time of closing of our IPO $236,900,000 was held in the trust account. If we do not complete our initial business combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

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

Equity Compensation Plans

As of December 31, 2023 and 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

We currently utilize office space at 60 Nexus Way, 4th Floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands from our sponsor as our executive offices.

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

On March 3, 2021, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $250,000. The promissory note was non-interest bearing and payable on the earlier of (i) December 31, 2022, and (ii) the completion of the IPO. On January 31, 2022, we amended the promissory note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508, which was fully paid upon our consummation of our initial public offering on March 14, 2022. As of December 31, 2022 and December 31, 2023, there is no outstanding balance on the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2023, we had an outstanding balance of $2,100,000 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand. During the year ended December 31, 2022, we borrowed $150,334 from the Sponsor, all of which was repaid except the outstanding balance of $3,144.

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

Following our IPO, we pay the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2023, we incurred and paid $60,000 in administrative support fees. For the year ended December 31, 2022, we incurred and paid $95,484 in administrative support fees.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the gain on def, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to BDO USA, P.C., for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the period from February 25, 2021 (inception) through December 31, 2023 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO USA, P.C. for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023, totaled $150,931. For the year ended December 31, 2022, including the services rendered in connection with our IPO, totaled $167,043.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from February 25, 2021 (inception) through December 31, 2023 financial statements and are not reported under “Audit Fees.” For the years ended December 31, 2023 and 2022, BDO USA, P.C. did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2023 and 2022, BDO USA, P.C. did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2023 and 2022, BDO USA, P.C. did not render any of these other services.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 9, 2022, between the Company, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as the underwriters (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	Warrant Agreement, dated March 9, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022.
10.1	Private Placement Warrants Purchase Agreement, dated March 9, 2022, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).

Exhibit No.	Description
10.2	Investment Management Trust Agreement, dated March 9, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.3	Registration Rights Agreement, dated March 9, 2022, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.4	Letter Agreement, dated March 9, 2022, among the Company and its officers and directors and Patria SPAC LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.5	Administrative Services Agreement, dated March 9, 2022, between the Company and Patria SPAC LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.6	Promissory Note, dated as of March 3, 2021, issued to José Augusto Gonçalves de Araújo Teixeira (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-254498) filed with the SEC on December 27, 2021).
10.7	Promissory Note Assignment Agreement, dated as of December 13, 2021, between Patria SPAC LLC and José Augusto Gonçalves de Araújo Teixeira (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (333-254498) filed with the SEC on December 27, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recoupment Policy.
101INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

By:	/s/ José Augusto Gonçalves de Araújo Teixeira
	Name:	José Augusto Gonçalves de Araújo Teixeira
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José Augusto Gonçalves de Araújo Teixeira José Augusto Gonçalves de Araújo Teixeira	Chief Executive Officer (Principal Executive Officer)	April 1, 2024

/s/ Ana Cristina Russo Ana Cristina Russo	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024

/s/ Ricardo Leonel Scavazza Ricardo Leonel Scavazza	Director	April 1, 2024

Alexandre Teixeira de Assumpção Saigh	Director

/s/ Pedro Paulo Elejalde de Campos Pedro Paulo Elejalde de Campos	Director	April 1, 2024

/s/ Ricardo Barbosa Leonardos Ricardo Barbosa Leonardos	Director	April 1, 2024

/s/ Maria Cláudia Mello Guimarães Maria Cláudia Mello Guimarães	Director	April 1, 2024

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Patria Latin American Opportunity Acquisition Corp.
Grand Cayman, Cayman Islands

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Patria Latin American Opportunity Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash to sustain its operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditors since 2021.

New York, NY

April 1, 2024

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Cash	$47,046	$707,749
Prepaid expenses	50,967	307,756
Marketable securities held in Trust Account	187,355,645	240,311,986
Total current assets	187,453,658	241,327,491
Total Assets	$187,453,658	$241,327,491
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$241,365	$—
Due to related party	2,100,000	3,144
Deferred underwriting fees payable	4,025,000	8,050,000
Derivative warrant liabilities	780,000	2,340,000
Accrued expenses	74,757	68,627
Total current liabilities	7,221,122	10,461,771
Total liabilities	7,221,122	10,461,771
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 16,880,481 and 23,000,000 shares at $11.10 and 10.45 per share at December 31, 2023 and December 31, 2022, respectively	187,355,645	240,311,986
Shareholders’ deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,880,481 shares subject to possible redemption at December 31, 2023)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Accumulated deficit	(7,123,684)	(9,446,841)
Total shareholders’ deficit	(7,123,109)	(9,446,266)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$187,453,658	$241,327,491

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
General and administrative expenses	$1,161,843	$901,733
Loss from operations	(1,161,843)	(901,733)
Change in fair value of derivative warrant liabilities	1,560,000	7,060,500
Realized gain on investments held in Trust Account	10,107,406	3,411,986
Transaction costs allocation to derivative warrant liabilities	—	(314,508)
Gain on waived underwriting fees	72,651	—
Net income	$10,578,214	$9,256,245
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	19,646,839	18,463,014
Basic and diluted net income per share, Class A subject to possible redemption	$0.51	$0.74
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,602,055
Basic and diluted net income/(loss) per share, Class B non-redeemable ordinary shares	$0.09	$(0.78)

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$240,311,986	5,750,000	$575	$—	$(9,446,841)	$(9,446,266)
Deferred underwriting fees waiver	—	—	—	—	—	3,952,349	3,952,349
Redemption of Class A ordinary shares	(6,119,519)	(65,163,747)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	12,207,406	—	—	—	(12,207,406)	(12,207,406)
Net income	—	—	—	—	—	10,578,214	10,578,214
Balance as of December 31, 2023	16,880,481	$187,355,645	5,750,000	$575	$—	$(7,123,684)	$(7,123,109)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(49,868)	$(24,868)
Proceeds from the sale of Class A units	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Fair value of Public Warrants	—	(4,151,500)	—	—	—	—	—
Other offering costs	—	(815,157)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	-	—	—	9,251,000	-	9,251,000
Accretion of Class A ordinary shares to redemption value	—	27,928,643	—	—	(9,275,425)	(18,653,218)	(27,928,643)
Net income	—	—	—	—	—	9,256,245	9,256,245
Balance as of December 31, 2022	23,000,000	$240,311,986	5,750,000	$575	$—	$(9,446,841)	$(9,446,266)

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Cash Flows from Operating Activities
Net income	$10,578,214	$9,256,245
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(10,107,406)	(3,411,986)
Transaction costs allocated to derivative warrant liabilities	—	314,508
Change in fair value of derivative warrant liabilities	(1,560,000)	(7,060,500)
Gain on waived underwriting fees	(72,651)	—
Changes in operating assets and liabilities:
Prepaid expenses	256,789	(307,756)
Accounts payable	241,365	—
Accrued expenses	6,130	53,239
Net cash used in operating activities	(657,559)	(1,156,250)
Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(236,900,000)
Proceeds from redemption of marketable securities held in Trust account	65,163,585	—
Proceeds from redemption of U.S. government treasury obligations	793,469,000	715,209,000
Purchase of U.S. government treasury obligations	(795,568,838)	(715,209,000)
Net cash provided by (used in) investing activities	63,063,747	(236,900,000)
Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	2,100,000	-
Repayment of note payable	(3,144)	(437,507)
Repayment of amount due to related party		(147,190)
Proceeds from sale of Class A shares subject to possible redemption, gross	—	230,000,000
Redemption of Class A ordinary shares subject to possible redemption	(65,163,747)	-
Proceeds from sale of Private Placement Warrants	—	14,500,000
Offering costs paid	—	(5,151,744)
Net cash (used in) provided by financing activities	(63,066,891)	238,763,559
Net (decrease) increase in cash	(660,703)	707,309
Cash - beginning of period	707,749	440
Cash - end of period	$47,046	$707,749
Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$—	$212,383,343
Immediate accretion of Class A shares to redemption value	$—	$24,516,657
Subsequent accretion of Class A shares to redemption value	$12,207,406	$3,411,986
Offering costs included in accrued expenses	$—	$211,141
Offering and formation costs paid for by a related party	$—	$150,334
Deferred underwriting fees payable	$—	$8,050,000
Waiver of deferred underwriting fees	$4,025,000	$—

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations, and Going Concern

Patria Latin American Opportunity Acquisition Corp. (the “Company”) is a blank check company incorporated in Cayman Islands on February 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, ordinary shares purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2023, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through December 31, 2023, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

On March 14, 2022, the Company consummated its IPO of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriters exercise in full of the over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

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

Following the closing of the IPO on March 14, 2022, an amount of $236,900,000 ($10.30 per Unit) of the proceeds from the IPO and the sale of the Private Placement Warrants, comprised of $225,400,000 of the proceeds from the IPO (which is net of $4,600,000 of the underwriters’ fees) and $11,500,000 of the proceeds of the sale of Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to earnings on the funds held in the Trust Account after the redemption that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of the Class A Ordinary Shares included in the Units (the “Public Shares”) if the Company is unable to complete the Initial Business Combination by 27 months after the closing of our IPO on March 14, 2022 (the “Combination Period”); or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the Initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On June 12, 2023, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the termination date by which the Company has to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, the Company now has up to June 14, 2024 to consummate its initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of the Company’s Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption. The Company also deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for the Company to complete a business combination. As of December 31, 2023, the Company had deposited $2,100,000 in aggregate in connection with this extension. This amount allows the Company to extend the termination date through January 14, 2024. Subsequent to December 31, 2023, the Company made a total deposit of $900,000 into the Trust Account which represents deposits to extend the termination date through April 14, 2024.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commission held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.30 per Unit sold in the IPO, including the proceeds from the sale of the Private Placement Warrants, was held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. The Company provides the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares then outstanding in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company’s shareholders have not amended the Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

As of December 31, 2023, the Company had working capital of $180,232,536. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at December 31, 2023 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. Deficit would be $(2,318,109) if the line items described above were not included in the working capital calculation. Cash of $47,046 was held outside of the Trust Account and is available for the Company’s working capital purposes as of December 31, 2023.

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Proposed Business Combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rates in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that these factors could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $47,046 and $707,749 in cash outside of the funds held in the Trust Account, as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Marketable Securities Held in Trust Account

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet. The Company’s derivative financial instruments are accounted for as liabilities, and the derivative instrument is recorded at its fair value on the issuance date and is then re-valued at each reporting date. The fair value of the Company’s derivative financial instruments is evaluated at the end of each reporting period, with changes in the fair value reported in the statements of operations. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the years ended December 31, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income per share, since their inclusion is contingent on a future event. As a result, diluted income per share is the same as basic income per share for the periods presented.

A reconciliation of the income per share is below:

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Net income	$10,578,214	$9,256,245
Accretion of temporary equity in excess of fair value and waiver of underwriter fees	(8,255,057)	(27,928,643)
Net income (loss) including accretion of temporary equity in excess of fair value	$2,323,157	$(18,672,398)

The Company’s statements of operations include a presentation of income per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of earnings per share. With respect to the accretion of the Class A Ordinary Shares subject to possible redemption and consistent with ASC 480, “Distinguishing Liabilities from Equity,” in accordance with ASC 480-10-S99-3A, the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income per ordinary share.

	For The Year Ended December 31, 2023		For The Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$1,797,180	$525,977	$(14,325,610)	$(4,346,788)
Deemed dividend for accretion of temporary equity in excess of fair value and waiver of underwriter fees	8,255,057	—	27,928,643	—
Allocation of net income (loss) and deemed dividend	$10,052,237	$525,977	$13,603,033	$(4,346,788)
Denominator
Weighted average shares outstanding, basic and diluted	19,646,839	5,750,000	18,463,014	5,602,055
Basic and diluted net income (loss) per share	$0.51	$0.09	$0.74	$(0.78)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of December 31, 2023, 16,880,481 Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A Ordinary Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the year ended December 31, 2023, the Company recorded an accretion of $12,207,406 and redemption of Class A ordinary shares subject to possible redemption of $65,163,747.

At December 31, 2023, 16,880,481 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(13,465,157)
Fair value of Public Warrants at issuance	(4,151,500)
Plus:
Accretion of Class A ordinary shares to redemption value	27,928,643
Class A ordinary shares subject to possible redemption at December 31, 2022	$240,311,986
Accretion of Class A ordinary shares to redemption value	12,207,406
Redemption of Class A ordinary shares	(65,163,747)
Class A ordinary shares subject to possible redemption at December 31, 2023	$187,355,645

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss under the caption change in fair value of derivative warrant liabilities on the statements of operations. The warrants were valued using a Monte Carlo simulation model until the Class A ordinary shares and warrants began trading separately on May 4, 2022. Since May 4, 2022, the Public Warrants have been measured using the listed market price and the Private Placement Warrants have been measured by reference to the trading price of the Public Warrants.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred that are directly related to the IPO. Upon the completion of the IPO, the offering costs were allocated using the relative fair values of the Company’s Class A Ordinary Shares and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s Class A Ordinary Shares were charged against the carrying value of Class A Ordinary Shares.

Underwriting Fees Waiver

The waiver of the deferred underwriting fees liability is allocated between the instruments issued at the Initial Public Offering. A portion of the deferred underwriting fees waived are allocated to income for the amounts previously allocated to the fair value of liability instruments issued, which was initially expensed. The remaining deferred underwriting fees waived are recorded in accumulated deficit with a related increase in income available to Class B Ordinary Shares for the amounts previously recognized as a deemed dividend that reduced the net income available to Class B Ordinary Shares (as the Class A Ordinary Shares Subject to Possible Redemption were accreted to their maximum redemption amount).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020- 06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. As a result of ASU 2020 – 06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this standard during the year ended December 31, 2023 and there was no impact on the Company’s financial statements.

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

Note 5 – Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized for period ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the unrecognized stock compensation expense was $662,245.

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

The Founder Shares will convert concurrently with or immediately following the consummation of our initial business combination at the option of the holders thereof or at any earlier date at the option of the holders thereof (where such holders have waived any right to receive funds from the trust account) on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Company’s Initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Promissory Note – Related Party

On March 3, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, and (ii) the completion of the IPO. On January 31, 2022, the Company amended the unsecured Promissory Note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508 which was fully paid upon the Company’s consummation of its initial public offering. There is no outstanding balance on the promissory note as of December 31, 2023 and 2022, respectively.

Due to Related Party

As of December 31, 2023 and 2022, the Company had an outstanding balance of $2,100,000 and $3,144 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand. The loan has no interest and is forgiven should the Company not complete an initial business combination.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the years ended December 31, 2023 and 2022, the Company incurred and paid $70,000 and 95,484 in administrative support fees, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments. The underwriters fully exercised the over-allotment option concurrently with the close of the IPO. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit (or $4,600,000) of the gross proceeds of the IPO. Additionally, the underwriters would be entitled to a deferred underwriting commission of $0.35 per Unit (or $8,050,000) of the gross proceeds of the IPO upon the completion of the Company’s Initial Business Combination. The deferred underwriting commissions would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

On December 4, 2023, the Company received an executed deferred underwriting fees waiver letter from J.P. Morgan Securities LLC., one of the Company’s underwriters, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the Trust Account in respect of any Business Combination. The waiver does not cover deferred underwriting fees payable to Citigroup Global Market Inc. (representing 50% of the total deferred underwriting fees payable).

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

Note 8 – Shareholder’s Deficit

Preferred Shares – The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 16,880,481 and 23,000,000 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$187,355,645	$—	$—	$187,355,645
	$187,355,645	$—	$—	$187,355,645
Liabilities
Public Warrants	$345,000	$—	$—	$345,000
Private Placement Warrants	—	435,000	—	435,000
Total liabilities	$345,000	$435,000	$—	$780,000

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the year ended December 31, 2023 there were no transfers to/from any level. During the year ended December 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively. See the table below to illustrate the transfers out of level 3.

Level 3 warrant liabilities at January 1, 2022	$—
Addition at March 14, 2022	9,400,500
Change in fair value of warrant liabilities	(7,060,500)
Transfers from level 3 to level 2 instruments	(1,305,000)
Transfers from level 3 to level 1 instruments	(1,035,000)
Level 3 warrant liabilities at December 31, 2022	$—

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since May 4, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized change in the fair value of warrant liabilities of $1,560,000, which is presented as changes in fair value of derivative warrant liabilities on the accompanying statements of operations for the year ended December 31, 2023. The Company recognized a change in the fair value of warrant liabilities of $7,060,500, which is presented as change in fair value of derivative warrant liabilities on the statements of operations for the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

March 14, 2022
(IPO date)
Exercise Price	$11.50
Underlying share price	$9.82
Volatility	5.4%
Term to Business Combination (years)	6.05
Risk-free rate	2.13%

The table below shows the change in fair value of the derivative warrant liabilities as of December 31, 2023:

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2023	$1,305,000	$1,035,000	$2,340,000
Change in fair value	(870,000)	(690,000)	(1,560,000)
Fair value as of December 31, 2023	$435,000	$345,000	$780,000

The table below shows the change in fair value of the derivative warrant liabilities as of December 31, 2022:

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at March 14, 2022 due to IPO	5,249,000	4,151,000	9,400,500
Change in fair value	3,944,000	3,116,500	7,060,500
Fair value as of December 31, 2022	$1,305,000	$1,035,000	$2,340,000