Form 10-Q
period 2024-03-31
Patria Latin American Opportunity Acquisition Corp.
filed 2024-05-15
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

60 Nexus Way, 4th Floor, Camana Bay, PO Box 757, Grand Cayman, KY1-9006
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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 15, 2024, there were 16,880,481 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED BALANCE SHEETS

	MARCH 31, 2024	DECEMBER 31, 2023
	(Unaudited)
ASSETS
Cash	$2,999	$47,046
Prepaid expenses	109,887	50,967
Marketable securities held in Trust Account	190,691,784	187,355,645
Total current assets	190,804,670	187,453,658
Total Assets	$190,804,670	$187,453,658

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$114,282	$241,365
Due to related party	3,280,000	2,100,000
Accrued expenses	142,382	74,757
Deferred underwriting fees payable	4,025,000	4,025,000
Derivative warrant liabilities	1,560,000	780,000
Total current liabilities	9,121,664	7,221,122
Total liabilities	9,121,664	7,221,122

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 16,880,481 shares at $11.30 and $11.10 per share at March 31, 2024 and December 31, 2023, respectively	190,691,784	187,355,645

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,880,481 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	-	-

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	30,000	-
Accumulated deficit	(9,039,353)	(7,123,684)
Total shareholders’ deficit	(9,008,778)	(7,123,109)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$190,804,670	$187,453,658

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
General and administrative expenses	$235,669	$279,837
Loss from operations	(235,669)	(279,837)
Change in fair value of derivative warrant liabilities	(780,000)	(10,400)
Realized gain on investments held in Trust Account	2,436,139	2,569,175
Net income	$1,420,470	$2,278,938
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	16,880,481	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.10
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.08)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	16,880,481	$187,355,645	5,750,000	575	$-	$(7,123,684)	$(7,123,109)
Deemed contribution for administrative support – related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	3,336,139	-	-	-	(3,336,139)	(3,336,139)
Net income	-	-	-	-	-	1,420,470	1,420,470
Balance as of March 31, 2024 (unaudited)	16,880,481	$190,691,784	5,750,000	$575	$30,000	$(9,039,353)	$(9,008,778)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares Subject to		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$240,311,986	5,750,000	575	$-	$(9,446,841)	$(9,446,266)
Accretion of Class A ordinary shares to redemption value	-	2,569,175	-	-	-	(2,569,175)	(2,569,175)
Net income	-	-	-	-	-	2,278,938	2,278,938
Balance as of March 31, 2023 (unaudited)	23,000,000	$242,881,161	5,750,000	$575	$-	$(9,737,078)	$(9,736,503)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,2024	Three Months Ended March 31, 2023

Net income	$1,420,470	$2,278,938
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain, on investments held in Trust Account	(2,436,139)	(2,569,175)
Deemed contribution for administrative support - related party	30,000	-
Change in, fair value of derivative warrant liabilities	780,000	10,400
Changes in operating assets and liabilities:
Prepaid expenses	(58,920)	8,833
Accounts payable	(127,083)	10,000
Accrued expenses	67,625	114,980
Net cash used in operating activities	(324,047)	(146,024)
Cash Flows from Investing Activities
Purchase of U.S. government treasury obligations	(191,318,000)	(242,569,000)
Proceeds from redemption of U.S. government treasury obligations	190,418,000	242,569,000
Net cash used in investing activities	(900,000)	-
Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	1,180,000	-
Net cash from financing activities	1,180,000	-

Net decrease in cash	(44,047)	(146,024)
Cash - beginning of period	47,046	707,749
Cash - end of period	$2,999	$561,725

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value	$3,336,139	$2,569,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations, and Going Concern

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

On May 9, 2024 the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicated that the Company, pursuant to the Listing Rules, has 45 calendar days, or until June 24, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Notice, or until November 5, 2024, to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel.

As of March 31, 2024, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through March 31, 2024, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

On June 12, 2023, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the termination date by which the Company has to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, the Company now has up to June 14, 2024 to consummate its initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of the Company’s Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption. The Company also deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for the Company to complete a business combination. As of March 31, 2024, the Company had deposited $3,000,000 in aggregate in connection with this extension. This amount allows the Company to extend the termination date through April 14, 2024. Subsequent to March 31, 2024, the Company made an additional deposit of $300,000 into the Trust Account which represents deposit to extend the termination date through May 14, 2024.

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

Going Concern

As of March 31, 2024, the Company had working capital of $181,683,006. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at March 31, 2024 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate. Working capital deficit would be $(3,423,778) if the line items described above were not included in the working capital calculation. Cash of $2,999 was held outside of the Trust Account and is available for the Company’s working capital purposes as of March 31, 2024.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through consummating a business combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rates in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that these factors could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 - Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,999 and $47,046 in cash outside of the funds held in the Trust Account, as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets of liabilities, that are observable, or (iv) inputs that are derived principally from or corroborated by market data through correlation or other means.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the three months ended March 31, 2024 and 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income per share, since their inclusion is contingent on a future event. As a result, diluted income per share is the same as basic income per share for the periods presented.

A reconciliation of the income per share is below:

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
Net income	$1,420,470	$2,278,938
Accretion of temporary equity in excess of fair value	(3,336,139)	(2,569,175)
Net loss including accretion of temporary equity in excess of fair value	$(1,915,669)	$(290,237)

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

	For The Three Months Ended March 31, 2024		For The Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(1,428,932)	$(486,737)	$(232,190)	$(58,047)
Deemed dividend for accretion of temporary equity in excess of fair value	$3,336,139	—	$2,569,175	—
Allocation of net income (loss) and deemed dividend	$1,907,207	$(486,737)	$2,336,985	$(58,047)
Denominator
Weighted average shares outstanding, basic and diluted	16,880,481	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per share	$0.11	$(0.08)	$0.10	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of March 31, 2024, 16,880,481 Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A Ordinary Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the three months ended March 31, 2024, the Company recorded an accretion of $3,336,139.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement Warrants

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

Note 5 - Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder

Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the unrecognized stock compensation expense was $662,245.

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

Promissory Note - Related Party

On March 3, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, and (ii) the completion of the IPO. On January 31, 2022, the Company amended the unsecured Promissory Note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508 which was fully paid upon the Company’s consummation of its initial public offering. On December 6, 2023, the Company entered into another promissory note agreement with the Sponsor. As of March 31, 2024 and December 31, 2023, the Company has $280,000 and $0 outstanding balance on the promissory note respectively.

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance of $3,000,000 and $2,100,000 due to the Sponsor in the form of a loan in connection with the extension of the termination date through May 14, 2024. This loan is due on demand, has no interest, and is forgiven should the Company not complete an initial business combination.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. The $30,000 incurred for the period ended March 31, 2024 was included within formation and operating costs on the accompanying unaudited condensed statements of operations and as a deemed capital contribution within the accompanying condensed statements of Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit. For the period ended March 31, 2023, the Company incurred and paid $30,000 under this agreement and is included within formation and operating costs on the accompanying unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Note 6 - Commitments and Contingencies

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

Note 7 - Derivative Warrant Liabilities

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

Note 8 - Shareholder’s Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 16,880,481 and 23,000,000 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, 5,750,000 Class B ordinary shares were issued and outstanding.

Holders of the Class A Ordinary Shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the appointment and removal of the Company’s directors prior to the Initial Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$190,691,784	$—	$—	$190,691,784
Total assets	$190,691,784	$—	$—	$190,691,784
Liabilities:
Public Warrants	$690,000	$—	$—	$690,000
Private Placement Warrants	—	870,000	—	$870,000
Total liabilities	$690,000	$870,000	$—	$1,560,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$187,355,645	$—	$—	$187,355,645
Total assets	$187,355,645	$—	$—	$187,355,645
Liabilities:
Public Warrants	$345,000	$—	$—	$345,000
Private Placement Warrants	—	435,000	$—	435,000
Total liabilities	$345,000	$435,000	$—	$780,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the periods ended March 31, 2024 and December 31, 2023, there were no transfers to/from any level. The table below shows the change in fair value of the derivative warrant liabilities as of March 31, 2024 and March 31, 2023:

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2024	$345,000	$435,000	$780,000
Change in fair value	(345,000)	(435,000)	(780,000)
Fair value as of March 31, 2024	$690,000	$870,000	$1,560,000

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2023	$1,305,000	$1,035,000	$2,340,000
Change in fair value	(5,800)	(4,600)	(10,400)
Fair value as of March 31, 2023	$1,310,800	$1,039,600	$2,350,400

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

On May 9, 2024 the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicated that the Company, pursuant to the Listing Rules, has 45 calendar days, or until June 24, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Notice, or until November 5, 2024, to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2024, we reported net income of $1,420,470 which consists of general and administrative expenses of $235,669 (made up of professional services fees of $97,216 and other general and administrative fees of $138,453), change in fair value of derivative warrant liabilities of $780,000, and realized gain on the investments held in the trust account of $2,436,139.

For the three months ended March 31, 2023 we had a net income of $2,278,938 which consists of general and administrative expenses of $279,837 (made up of professional services fees of $246,352 and other general and administrative fees of $33,485), change in fair value of derivative warrant liabilities of $10,400 and realized gain on the investments held in the Trust Account of $2,569,175.

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had working capital of $181,683,006 including the Trust Account, deferred underwriting fees payable. Working capital was $(3,423,778) when marketable securities held in Trust Account, deferred underwriting fees payable, and derivative warrant liabilities were excluded from the calculation. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at March 31, 2024 as a result of the Company being less than 12 months away from consuming the assets held in the Trust Account to either consummate a business combination or to liquidate.

For the three months ended March 31 2024, cash used in operating activities was $324,047, which is made up of a net income of $1,420,470, changes in operating assets and liabilities of $118,378. These amounts were offset by a gain on Investments held in the Trust account of $2,436,139, deemed contribution for administrative support - related party of $30,000, and change in fair value of derivative warrant liabilities of $780,000. Cash of $2,999 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of March 31, 2024, we had cash of $2,999. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans. We also deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination. As of March 31, 2024, we had deposited $3,000,000 in aggregate in connection with this extension. This amount allowed us to extend the termination date through May 14, 2024. We made subsequent deposit of $300,000 on May 13, 2024 into the Trust Account to extend the termination date to June 14, 2024.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the three months ended March 31, 2024 and 2023, we incurred $30,000 and $30,000 in administrative support fees respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses described below.

In the preparation of the Company’s annual report for fiscal year 2023, we identified errors in the presentation and disclosure of earnings per share related to the waived deferred underwriter fees and the calculation of weighted average number of shares outstanding, Class A ordinary shares subject to possible redemption and related accretion, certain supplemental disclosures on the statement of cash flows and certain disclosures in the financial statements related to comparative information, as well as incomplete disclosures in the Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These errors were corrected in the financial statements attached to our annual report on Form 10-K for the year ended December 31, 2023. As part of such process, management concluded that material weaknesses in internal control over financial reporting existed related to the process of presentation and disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in in the Company’s annual report on Form 10-K as filed with the SEC on April 1, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

We may in the future not be compliant with all of Nasdaq’s continued listing standards and our Public Warrants could be delisted.

On May 9, 2024 the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicated that the Company, pursuant to the Listing Rules, has 45 calendar days, or until June 24, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Notice, or until November 5, 2024, to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: May 15, 2024	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer