Form 10-Q
period 2024-09-30
Patria Latin American Opportunity Acquisition Corp.
filed 2024-11-18
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

+1 345 640 4900

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PLAOU	The Nasdaq Stock Market LLC(1)
Class A ordinary shares, included as part of the units	PLAO	The Nasdaq Stock Market LLC
Redeemable warrants, included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PLAOW	The Nasdaq Stock Market LLC(1)

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

As of November 13, 2024, there were 4,541,424 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

(1)	On November 7, 2024, the Company, received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company’s warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on November 18, 2024 due to the Company’s non-compliance with certain Nasdaq Listing Rules.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Page
Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	2
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	3
Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023	4
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	5
Notes to Unaudited Condensed Financial Statements	6

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
ASSETS
Cash	$8,670	$47,046
Prepaid expenses	149,126	50,967
Marketable securities held in Trust Account	53,231,709	187,355,645
Total current assets	53,389,505	187,453,658
Total Assets	$53,389,505	$187,453,658

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,003	$241,365
Due to related party	3,872,484	2,100,000
Promissory note - related party	993,047	-
Accrued expenses	68,948	74,757
Deferred underwriting fees payable	4,025,000	4,025,000
Derivative warrant liabilities	1,118,000	780,000
Total current liabilities	10,084,482	7,221,122
Total liabilities	10,084,482	7,221,122

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,541,424 and 16,880,481 shares at $11.72 and $11.10 per share at September 30, 2024 and December 31, 2023, respectively	53,231,709	187,355,645

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 4,541,424 and 16,880,481 shares subject to possible redemption at September 30, 2024 and December 31, 2023, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	90,000	-
Accumulated deficit	(10,017,261)	(7,123,684)
Total shareholders’ deficit	(9,926,686)	(7,123,109)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$53,389,505	$187,453,658

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023

General and administrative expenses	$194,881	$241,063	$765,046	$928,551
Loss from operations	(194,881)	(241,063)	(765,046)	(928,551)
Change in fair value of derivative warrant liabilities	306,800	(353,600)	(338,000)	780,000
Realized gain on investments held in Trust Account	714,328	2,360,877	5,404,525	7,601,882
Interest on related party promissory note	(12,252)	-	(18,047)	-
Net income	$813,995	$1,766,214	$4,283,432	$7,453,331
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	4,541,424	16,880,481	11,971,878	20,511,844
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.19	$0.13	$0.44	$0.38
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.07)	$(0.16)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	16,880,481	$187,355,645	5,750,000	575	$-	$(7,123,684)	$(7,123,109)
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	3,336,139	-	-	-	(3,336,139)	(3,336,139)
Net income	-	-	-	-	-	1,420,470	1,420,470
Balance as of March 31, 2024 (unaudited)	16,880,481	$190,691,784	5,750,000	$575	$30,000	$(9,039,353)	$(9,008,778)

Redemption of Class A ordinary shares	(12,339,057)	(141,300,945)	-	-	-	-	-
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	2,922,179	-	-	-	(2,922,179)	(2,922,179)
Net income	-	-	-	-	-	2,048,967	2,048,967
Balance as of June 30, 2024 (unaudited)	4,541,424	$52,313,018	5,750,000	$575	$60,000	$(9,912,565)	$(9,851,990)

Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	918,691	-	-	-	(918,691)	(918,691)
Net income	-	-	-	-	-	813,995	813,995
Balance as of September 30, 2024 (unaudited)	4,541,424	$53,231,709	5,750,000	$575	$90,000	$(10,017,261)	$(9,926,686)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$240,311,986	5,750,000	575	$-	$(9,446,841)	$(9,446,266)
Accretion of Class A ordinary shares to redemption value	-	2,569,175	-	-	-	(2,569,175)	(2,569,175)
Net income	-	-	-	-	-	2,278,938	2,278,938
Balance as of March 31, 2023 (unaudited)	23,000,000	$242,881,161	5,750,000	$575	$-	$(9,737,078)	$(9,736,503)

Redemption of Class A ordinary shares	(6,119,519)	(65,163,747)	-	-	-	-	-
Accretion of Class A ordinary shares to redemption value	-	2,971,830	-	-	-	(2,971,830)	(2,971,830)
Net income	-	-	-	-	-	3,408,179	3,408,179
Balance as of June 30, 2023 (unaudited)	16,880,481	$180,689,244	5,750,000	$575	$-	$(9,300,729)	$(9,300,154)

Accretion of Class A ordinary shares to redemption value	-	3,260,877	-	-	-	(3,260,877)	(3,260,877)
Net income	-	-	-	-	-	1,766,214	1,766,214
Balance as of September 30, 2023 (unaudited)	16,880,481	$183,950,121	5,750,000	$575	$-	$(10,795,392)	$(10,794,817)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Cash Flows from Operating Activities
Net income	$4,283,432	$7,453,331
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(5,404,525)	(7,601,882)
Interest on related party promissory note	18,047	-
Deemed contribution for administrative support - related party	90,000	-
Change in fair value of derivative warrant liabilities	338,000	(780,000)
Changes in operating assets and liabilities:
Prepaid expenses	(98,159)	173,901
Accounts payable	(234,362)	226,158
Accrued expenses	(5,809)	6,130
Net cash used in operating activities	(1,013,376)	(522,362)
Cash Flows from Investing Activities
Purchase of U.S. government treasury obligations	(438,723,197)	(672,783,585)
Proceeds from redemption of U.S. government treasury obligations	436,950,712	671,583,585
Trust Account withdrawal - redemption	141,300,945	65,163,747
Net cash provided by investing activities	139,528,460	63,963,747
Cash Flows from Financing Activities
Redemption of Class A shares	(141,300,945)	(65,163,747)
Proceeds from note payable and advances from related party	2,747,485	1,200,000
Repayment of note payable and advances from related party	-	(3,144)
Net cash used in financing activities	(138,553,460)	(63,966,891)

Net decrease in cash	(38,376)	(525,506)
Cash - beginning of period	47,046	707,749
Cash - end of period	$8,670	$182,243

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value	$7,177,010	$8,801,882

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

On May 9, 2024 the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million.

On November 7, 2024, the Company received a further written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on November 18, 2024 due to the Company’s non-compliance with: (i) in relation to the warrants, Nasdaq Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million; and (ii) in relation to the units, Nasdaq Listing Rule 5225(a)(1)(A), which requires that all components of the unit comply with the requirements for continued listing.

As of September 30, 2024, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through September 30, 2024, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

Second Extension

On June 12, 2024, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved the Extension Amendment Proposal to amend, by way of special resolution, the Company’s Articles, as set forth in the Trust Agreement dated as of March 9, 2022 by and between the Company and the Trustee, to extend the Termination Date by which the Company has to consummate a Business Combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to fifteen times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions. As of September 30, 2024, we had deposited $272,484 into the Trust Account in connection with the second extension, which extends the termination date to October 14, 2024. Following September 30, 2024, we made additional deposits totaling $136,042 to extend the termination date to December 14, 2024.

As of September 30, 2024 and December 31, 2023, the Company had deposited $3,872,484 and $2,100,000 respectively, in connection with these extensions into the Trust Account. These amounts are included in the balances of marketable securities held in Trust Accounts, promissory note – related party, and due to related party on the Company’s unaudited condensed balance sheets.

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

Going Concern

As of September 30, 2024, the Company had working capital of $43,305,023. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at September 30, 2024. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit. Working capital deficit would be $(4,783,686) if the line items described above were not included in the working capital calculation. Cash of $8,670 was held outside of the Trust Account and is available for the Company’s working capital purposes as of September 30, 2024.

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through consummating a business combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,670 and $47,046 in cash outside of the funds held in the Trust Account, as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the three and nine months ended September 30, 2024 and 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of the income (loss) per share is below:

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023
Net income	$813,995	$1,766,214
Accretion of temporary equity in excess of fair value	(918,691)	(3,260,877)
Net loss including accretion of temporary equity in excess of fair value	$(104,696)	$(1,494,663)

	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023
Net income	$4,283,432	$7,453,331
Accretion of temporary equity in excess of fair value	(7,177,010)	(8,801,882)
Net loss including accretion of temporary equity in excess of fair value	$(2,893,578)	$(1,348,551)

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

	For The Three Months Ended September 30, 2024		For The Three Months Ended September 30, 2023
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B

Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(46,201)	$(58,496)	$(1,114,896)	$(379,767)
Deemed dividend for accretion of temporary equity in excess of fair value	918,691	-	3,260,877	-
Allocation of net income (loss) and deemed dividend	$872,490	$(58,496)	$2,145,981	$(379,767)
Denominator
Weighted average shares outstanding, basic and diluted	4,541,424	5,750,000	16,880,481	5,750,000
Basic and diluted net income (loss) per share	$0.19	$(0.01)	$0.13	$(0.07)

	For The Nine Months Ended September 30, 2024		For The Nine Months Ended September 30, 2023
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B

Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(1,954,734)	$(938,844)	$(1,053,287)	$(295,264)
Deemed dividend for accretion of temporary equity in excess of fair value	7,177,010	-	8,801,882	-
Allocation of net income (loss) and deemed dividend	$5,222,276	$(938,844)	$7,748,595	$(295,264)
Denominator
Weighted average shares outstanding, basic and diluted	11,971,878	5,750,000	20,511,844	5,750,000
Basic and diluted net income (loss) per share	$0.44	$(0.16)	$0.38	$(0.05)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of September 30, 2024, 4,541,424 Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A Ordinary Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the nine months ended September 30, 2024, the Company recorded an accretion of $7,177,010.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Note 5 - Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the unrecognized stock compensation expense was $662,245.

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

On December 6, 2023, the Company entered into another promissory note agreement with the Sponsor. This note is payable on demand and has an interest rate equal to the CME Term Secured Overnight Financing Rate (SOFR) three-month rate, fixed on a quarterly basis. As of September 30, 2024 and December 31, 2023, the Company has $508,047 and $0 outstanding balance on the promissory note respectively.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of September 30, 2024, the Company had $485,000 outstanding balance on the promissory note.

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance of $3,872,484 and $2,100,000 due to the Sponsor in the form of a loan in connection with the extension of the termination date through July 14, 2024. This loan is due on demand, has no interest, and is forgiven should the Company not complete an initial business combination.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. The $30,000 and $90,000 incurred for the three and nine months ended September 30, 2024, respectively were included within formation and operating costs on the accompanying unaudited condensed statements of operations and as a deemed capital contribution within the accompanying condensed statements of Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $60,000 respectively under this agreement and were included within formation and operating costs on the accompanying unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

Note 8 - Shareholder’s Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 4,541,424 and 16,880,481 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$53,231,709	$-	$-	$53,231,709
	$53,231,709	$-	$-	$53,231,709
Liabilities:
Public Warrants	$494,500	$-	$-	$494,500
Private Placement Warrants	-	623,500	-	623,500
Total liabilities	$494,500	$623,500	$-	$1,118,000

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the periods ended September 30, 2024 and December 31, 2023, there were no transfers to/from any level. The table below shows the change in fair value of the derivative warrant liabilities as of September 30, 2024 and 2023:

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2024	$435,000	$345,000	$780,000
Change in fair value	188,500	149,500	338,000
Fair value as of September 30, 2024	$623,500	$494,500	$1,118,000

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2023	$1,305,000	$1,035,000	$2,340,000
Change in fair value	(435,000)	(345,000)	(780,000)
Fair value as of September 30, 2023	$870,000	$690,000	$1,560,000

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

On May 9, 2024 the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million.

On November 7, 2024, the Company received a further written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on November 18, 2024 due to the Company’s non-compliance with: (i) in relation to the warrants, Nasdaq Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million; and (ii) in relation to the units, Nasdaq Listing Rule 5225(a)(1)(A), which requires that all components of the unit comply with the requirements for continued listing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2024, we reported net income of $813,995 which consists of change in fair value of derivative warrant liabilities of $306,800, realized gain on the investments held in the trust account of $714,328, offset by interest on related party promissory note of $12,252, and general and administrative expenses of $194,881 (made up of professional services fees of $65,986 and other general and administrative fees of $128,895).

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

For the nine months ended September 30, 2024, we reported net income of $4,283,432 which consists of realized gain on the investments held in the trust account of $5,404,525, offset by change in fair value of derivative warrant liabilities of $338,000, interest on related party promissory note of $18,047, and general and administrative expenses of $765,046 (made up of professional services fees of $352,780 and other general and administrative fees of $412,266).

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

Liquidity and Going Concern Consideration

As of September 30, 2024, the Company had working capital of $43,305,023 including the Trust Account, deferred underwriting fees payable. Working capital was $(4,783,686) when marketable securities held in Trust Account, deferred underwriting fees payable, and derivative warrant liabilities were excluded from the calculation. Of the net proceeds from the IPO and associated sale of Private Placement Warrants, $236,900,000 of cash was placed in the Trust Account. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and derivative warrant liabilities, all of which have been classified as current at September 30, 2024. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit.

For the nine months ended September 30, 2024, cash used in operating activities was $1,013,376, which is made up of a net income of $4,283,432, changes in operating assets and liabilities of $338,330. These amounts were offset by a gain on Investments held in the Trust account of $5,404,525, deemed contribution for administrative support - related party of $90,000, interest on related party promissory note of $18,047, and change in fair value of derivative warrant liabilities of $338,000. Cash of $8,670 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of September 30, 2024, we had cash of $8,670. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of September 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans. We also deposited $300,000 monthly through June 14, 2024 (end date of the first extension) and $68,121 starting July 14, 2024 (start date of the second extension) into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination. As of September 30, 2024, we had deposited $3,872,484 in aggregate in connection with these extensions as disclosed in Note 1 of the accompanying unaudited condensed financial statements. This amount allowed us to extend the termination date through October 14, 2024. Following September 30, 2024, we made additional deposits totaling $136,042 to extend the termination date to December 14, 2024.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the nine months ended September 30, 2024 and 2023, we incurred $90,000 and $60,000 in administrative support fees respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses described below.

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

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: November 15, 2024	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer