Form 10-K
period 2024-12-31
Patria Latin American Opportunity Acquisition Corp.
filed 2025-04-11
CIK 1849737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

1 345 640 4903

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant		(1)(2)
Class A ordinary shares, included as part of the units		(1)
Redeemable warrants, included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50		(1)(2)

(1)	On March 10, 2025, the Company, received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company’s shares, warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with certain Nasdaq Listing Rules.

(2)	On November 7, 2024, the Company, received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company’s warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on November 18, 2024 due to the Company’s non-compliance with certain Nasdaq Listing Rules.

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant had 4,541,424 of its Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

As of April 8, 2025, there were 4,541,424 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Certain Terms

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

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

“founders” are to Ricardo Leonel Scavazza, our Chairman of the Board, José Augusto Gonçalves de Araújo Teixeira, our Chief Executive Officer and director, Ana Cristina Russo, our Chief Financial Officer, and Alexandre Teixeira de Assumpção Saigh;

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

Additionally, on January 24, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted the 2024 SPAC Rules (as defined below), which became effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

While we may pursue an initial business combination target in any industry or sector, geography, or stage, we intend to focus our search in Latin America and in sectors where Patria has developed investment expertise (including but not limited to healthcare, food and beverage, logistics, agribusiness, education, and financial services). We will pursue an initial business combination with an established business with scale, attractive growth prospects, high-quality shareholders and management, and sustainable competitive advantages. We believe there is a large number of attractive businesses that would benefit from the operational and value creation expertise we bring.

Our sponsor, Patria SPAC LLC, is an affiliate of Patria. We believe Patria offers a compelling value proposition and can help us with value creation for our target business, our shareholders and our Sponsor. Patria is one of the leading private markets investment firms in Latin America in terms of capital raised. The Preqin list of Private Equity asset managers in Latin America and Caribbean ranks Patria as number one in terms of total funds raised in the last 10 years. As of December 31, 2024, Patria’s assets under management, or AUM, was $41.9 billion. Patria’s size and performance over its 34-year history also make it one of the most significant emerging markets-based private markets investments managers. We intend to leverage this unique proprietary investment framework and investment expertise with an established operational track record to generate value in our target business through many operational levers, such as revenue growth via cross-selling with other portfolio companies, margin expansion and premiums from green-field projects, relying on Patria’s expertise to complement the business development competences of our management.

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

Patria’s investment approach seeks to take advantage of sizable opportunities in Latin America while mitigating risks such as macroeconomic and foreign exchange volatility. Patria does so by focusing on resilient sectors—largely uncorrelated with macroeconomic factors—driving operational value creation and partnering with entrepreneurs and management teams to develop some of the leading platforms in the region. Patria’s strategy, applied since 1994 in its flagship private equity products, has generated solid returns and sustained growth. As of December 31, 2024, Patria’s total assets under management and fee earning assets under management were $41.9 billion and $32.9 billion, respectively.

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

As of December 31, 2024, Patria had a senior management team, composed of 127 members. Most of Patria’s partners have been working together for more than 15 years on average. Patria’s team includes more than 240 investment professionals and approximately 110 client coverage professionals based in São Paulo, Santiago, Montevideo, Buenos Aires, Bogotá, Medellín, Buenos Aires, New York, Sausalito, London, Edinburgh, Dubai and Hong Kong.

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

On May 2, 2022, we announced that, commencing May 4, 2022, holders of the 23,000,000 units sold in the IPO may elect to separately trade the Company’s Class A Ordinary Shares and the public warrants included in the units. The Patria Class A Ordinary Shares are traded under the symbol “PLAO”.

First Extension

On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we now have up to June 14, 2024 to consummate our initial business combination. In connection with the 2023 Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption.

Second Extension

On June 12, 2024, we held another extraordinary general meeting of our shareholders (the “2024 Extraordinary General Meeting”). At the 2024 Extraordinary General Meeting, our shareholders approved further amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to 15 times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the 2024 Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions.

Delisting of shares, warrants and units

On November 7, 2024, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on November 18, 2024 due to the Company’s non-compliance with: (i) in relation to the warrants, Nasdaq Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million; and (ii) in relation to the units, Nasdaq Listing Rule 5225(a)(1)(A), which requires that all components of the unit comply with the requirements for continued listing.

On March 10, 2025, the Company received another written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s shares, warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with: IM-5101-2, which requires the company to complete a business combination within 36 months of the effectiveness of its IPO registration statement.

Initial Business Combination

Our securities are no longer listed on Nasdaq. The Nasdaq rules would have required that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions held in the trust account and taxes payable on the income earned on the trust account) at the time of signing the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, such transaction would be subject to approval by a majority of our independent and disinterested directors. We would not be required to obtain an opinion from a third party firm in such event to address whether the business combination is fair to our public shareholders from a financial point of view. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. We also will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Subject to these limitations, our directors and executive officers have virtually unlimited flexibility in identifying and selecting one or more prospective businesses.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

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

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act. Such provisions may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

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

On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we now have up to June 14, 2024 to consummate our initial business combination. In connection with the 2023 Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption. Pursuant to the extraordinary meeting, a deposit of $300,000 monthly is made into the Trust Account to extend liquidation date. These deposits were paid through May 2024.

On June 12, 2024, we held another extraordinary general meeting of our shareholders (the “2024 Extraordinary General Meeting”). At the 2024 Extraordinary General Meeting, our shareholders approved further amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to 15 times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the 2024 Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions. As a result, our initial shareholders now own approximately 55.9% of our issued and outstanding ordinary shares.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining outside the trust account at the time of IPO, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on the realized gain on the investments held in the trust account, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Management concluded that there was substantial doubt about our ability to continue as a “going concern.”

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2024, the Company does not have sufficient cash and working capital to sustain its operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2024, we had $2,121 cash held outside of the Trust Account and working capital of $(5,270,953). Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In our fiscal year ended December 31, 2023, we identified a material weakness related to errors in the presentation and disclosures of financial and non-financial components of the financial statements.

In the preparation of the Company’s annual report for fiscal year 2024, we identified material weakness related to incorrect input used in the valuation methodology for the Company’s warrant liabilities. These errors were corrected in the financial statements attached to our annual report on Form 10-K for the year ended December 31, 2024. As part of such process, management concluded that material weaknesses in internal control over financial reporting existed related to the process of presentation and disclosure and valuation.

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

Our initial shareholders own approximately 55.9% of our issued and outstanding ordinary shares as of December 31, 2024. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. If we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial shareholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Of the net proceeds from our IPO, and the sale of the private placement warrants, only up to $2,310,000 was available to us initially outside the trust account to fund our working capital requirements. Our sponsor, their affiliates, including Patria, and members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Although we have no commitments as of December 31, 2024 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our IPO, the private placement of warrants and the additional amounts we deposited in the trust account, after giving effect to the redemptions of $65,163,747 in June 2023 and $141,300,945 in June 2024, provides us with approximately $52 million that we may use to complete our initial business combination (after taking into account the outstanding $4,025,000 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our initial shareholders own approximately 55.9% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members are appointed by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Nasdaq delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 10, 2025, the Company received written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s shares, warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with: IM-5101-2, which requires the company to complete a business combination within 36 months of the effectiveness of its IPO registration statement.

As our securities are no longer listed on Nasdaq, we are no longer required by Nasdaq to complete a business combination having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions held in the trust account). This allows us to acquire a target business valued substantially below the amount of funds in our trust account.

We do not currently expect that we are able to list our securities on another national securities exchange. We expect our securities could be quoted on an over-the-counter market. As a result, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our units, Class A ordinary shares and warrants were listed on Nasdaq, our units, Class A ordinary shares and warrants would qualify as covered securities under the statute. However, as our securities are no longer listed on Nasdaq, our securities do not qualify as covered securities under the statute and we are subject to regulation in each state in which we offer our securities. Certain state securities regulators view blank check companies unfavorably and might use their powers, or threaten to use their powers, to hinder the sale of securities of blank check companies in their states.

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

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder that are necessary or advisable in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements, provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. Our amended and restated memorandum and articles of association was amended on June 12, 2023 and further amended on June 12, 2024, in order to extend the termination date by which we have to consummate an initial business combination.

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

Following the consummation of our IPO and the concurrent private placement of warrants, we issued an aggregate of 23,000,000 warrants in connection with our IPO (comprised of the 10,000,000 warrants included in the units and the 13,000,000 private placement warrants) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we account for these as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined based on the trading prices of such warrants. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In the fourth quarter of fiscal year 2024, the warrants were valued using a valuation performed by an independent third party due to changes in the observability of the valuation inputs, leading to a significantly higher warrant valuation. In addition, potential targets may seek a business combination that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Only holders of our founder shares will have the right to vote on the election of directors. As a result, in the event that we relist our securities on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

We believe that we were a passive foreign investment company, or “PFIC,” for our 2023 and 2024 taxable years, and we may be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our final prospectus captioned “Taxation—U.S. Federal Income Tax Considerations”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based upon the composition of our income and assets, we believe that we were a PFIC in our 2023 and 2024 taxable years.

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

Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. Political crises have affected and continue to affect the confidence of investors and the general public, which have historically resulted in economic deceleration and heightened volatility in the securities offered by companies with significant operations in Brazil. The recent economic instability in Brazil have contributed to a decline in market confidence in the Brazilian economy.

It is expected that the Brazilian federal government may propose the general terms of fiscal reform to stimulate the economy and reduce the forecasted budget deficit for 2025 and following years, but it is uncertain whether the Brazilian government will be able to gather the required support in the Brazilian Congress to pass additional specific reforms. We cannot predict which policies the Brazilian federal government may adopt or change or the effect that any such policies might have on our business and on the Brazilian economy. Any such new policies or changes to current policies may have a material adverse impact on our business, results of operations, financial condition and prospects.

Any of the above factors may create additional political uncertainty, which could harm the Brazilian economy and, consequently, our business, and could adversely affect our financial condition, results of operations and the trading price of our Class A common shares.

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

According to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, which is published by the Brazilian Institute for Geography and Statistics (Instituto Brasileiro de Geografia e Estatística), or IBGE, Brazilian inflation rates were 4.8%, 4.6% and 5.8% for the years ended as of December 31, 2024, 2023 and 2022, respectively. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government’s intervening in the economy and introducing policies that could harm our business and the trading price of our Class A ordinary shares. One of the tools used by the Brazilian government to control inflation levels is its monetary policy, specifically relating to interest rates. An increase in the interest rate restricts the availability of credit and reduces economic growth, and vice versa. During recent years there has been significant volatility in the official Brazilian interest rate, which ranged from 14.25% on December 31, 2015, to 2.00% on December 31, 2020. This rate is set by the Monetary Policy Committee of the Central Bank (Comitê de Política Monetária), or COPOM. On February 7, 2018, the Monetary Policy Committee reduced the base interest rate (Sistema Especial de Liquidação e Custódia, or SELIC rate) to 6.75% and further reduced the SELIC rate to 6.50% on March 22, 2018. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on May 16, 2018 and subsequently on June 20, 2018. As of December 31, 2018, the SELIC rate was 6.50%. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on February 6, 2019, but reduced the SELIC rate to 6.00% on August 1, 2019, further reduced the rate to 5.50% on October 30, 2019 and further reduced the rate to 4.50% on December 12, 2019. On February 6, 2020, the Monetary Policy Committee reduced the SELIC rate to 4.25%, on March 19, 2020, further reduced the rate to 3.75%, on May 7, 2020, further reduced the rate to 3.00%, on June 18, 2020, further reduced the rate to 2.25% and on August 6, 2020, further reduced the rate to 2.00%. On March 18, 2021, the Monetary Policy Committee raised the SELIC rate to 2.75% and further raised the rate to 3.50% on May 5, 2021, to 5.25% on August 4, 2021, to 6.25% on September 22, 2021, to 7.75% on October 28, 2021, to 9.25% as of December 19, 2021, to 10.75% on February 2, 2022, to 11.75% on March 16, 2022, to 12.75% on May 5, 2022, to 13.25% on June 16, 2022 and to 13.75% on August 3, 2022. In the second half of 2023, the Monetary Policy Committee reversed this trend, lowering the SELIC rate to 13.25% on August 2, 2023, to 12.75% on September 20, 2023, to 12.25% on November 2, 2023, to 11.75% on December 13, 2023, to 11.25% on January 31, 2024 and to 10.75% on March 20, 2024. Renewed inflationary pressures—driven in part by fiscal concerns stemming from persistent budget deficits and increased government spending—prompted the Central Bank to reverse course and resume hiking rates in September 2024, with the SELIC rate reaching 12.25% by December 2024. As of April 8, 2025, the SELIC rate was 14.25%. Conversely, more lenient government and Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us and increase our target business indebtedness. Any change in interest rates, in particular any volatile swings, could adversely affect our growth, results of operations and financial condition, as well as our target business.

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

Our functional currency is the U.S. dollar. The Brazilian currency has been historically volatile and has been devalued frequently over the past three decades. Throughout this period, the Brazilian government has implemented various economic plans and used various exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. Although long-term depreciation of the Brazilian real is generally linked to the rate of inflation in Brazil, depreciation of the real occurring over shorter periods of time has resulted in significant variations in the exchange rate between the real, the U.S. dollar and other currencies. In 2019, the real depreciated 4% to R$4.031 per US$1.00 on December 31, 2019. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.197 per US$1.00 on December 31, 2020, which reflected a 29% depreciation of the real against the U.S. dollar during 2020 due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.581 per US$1.00 on December 31, 2021, which reflected a 7% depreciation of the real against the U.S. dollar during 2021 due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.218 per US$1.00 on December 31, 2022, which reflected a 7% appreciation of the real against the U.S. dollar during 2022 due primarily to the continued impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$4.841 per US$1.00 on December 31, 2023, which reflected a 7.2% appreciation of the real against the U.S. dollar during 2023 due primarily to recovery from the pandemic. The real/U.S. dollar exchange rate reported by the Central Bank was R$6.1923 per US$1.00 on December 31, 2024, which reflected a 27.9% depreciation of the real against the U.S. dollar during 2023 due primarily to recovery from the pandemic. As of April 8, 2025, the real/U.S. dollar exchange rate reported by the Central Bank was R$5.937 per US$1.00, an appreciation of 4.1% of the real since December 31, 2024. There can be no assurance that the real will not appreciate or further depreciate against the U.S. dollar or other currencies in the future.

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

After our business combination, our performance will depend in part on the overall health and growth of the Latin American economy, especially in Brazil. Brazilian GDP growth has fluctuated over the past few years, with contractions of 3.5% and 3.3% in 2015 and 2016, respectively, followed by growth of 1.3%, 1.8% and 1.2% in 2017, 2018 and 2019, respectively. In 2020, Brazilian GDP contracted by 3.3%, and in 2021, 2022 and 2023, Brazilian GDP grew 4.8%, 3.0% and 3.2%, respectively. In 2024, Brazilian GDP grew by 3.4%. Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, general strikes, the lack of a qualified labor force, and the lack of private and public investments in these areas, which limit productivity and efficiency. Additionally, despite our plans to adopt business continuity and crisis management policies, travel restrictions or potential impacts on personnel due to the COVID-19 pandemic may disrupt our target business operations and the markets in which it operates. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us and our target business.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

There is no established trading market for our Class A ordinary shares and our Class A ordinary shares are not actively traded. Our Class A ordinary shares are no longer listed on the Nasdaq stock market or any other stock exchange.

(b) Holders

As of March 31, 2025, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we had up to June 14, 2024 to consummate our initial business combination. In connection with the 2023 Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption. Up through May 2024, we deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination.

On June 12, 2024, we held another extraordinary general meeting of our shareholders (the “2024 Extraordinary General Meeting”). At the 2024 Extraordinary General Meeting, our shareholders approved further amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to 15 times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the 2024 Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions. The Company has deposited $476,849 into the Trust Account to effect the extension of the termination date for consecutive additional one-month periods, from June 14, 2024 to January 14, 2025. We made an aggregate subsequent deposit of $204,364 into the Trust Account following December 31, 2024 to extend the termination date through April 14, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2024, we reported net loss of $10,673,074 which consists of realized gain on the investments held in the trust account of $6,021,473, offset by interest on related party promissory note of $32,228, change in fair value of warrant liabilities of $15,598,550, and general and administrative expenses of $1,063,769 (made up of professional services fees of $529,643 and other general and administrative fees of $534,126).

For the year ended December 31, 2023, we reported net income of $10,578,214 which consists of general and administrative expenses of $1,164,843 (made up of professional services fees of $555,730 and other general and administrative fees of $609,113), change in fair value of warrant liabilities of $1,560,000, realized gain on the investments held in the trust account of $10,107,406, and gain on waived underwriting fees of $72,651.

Liquidity and Going Concern Consideration

As of December 31, 2024, the Company had working capital of $28,378,517 including the Trust Account, deferred underwriting fees payable. Working capital was $(5,270,953) when marketable securities held in Trust Account, deferred underwriting fees payable, and warrant liabilities were excluded from the calculation. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and warrant liabilities, all of which have been classified as current at December 31, 2024. The funds in the Trust Account are to be solely used for the redemptions of public shares should the Company not consummate a business combination. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit.

For the year ended December 31, 2024, cash used in operating activities was $1,129,925, which is made up of a net loss of $10,673,074, changes in operating assets and liabilities of $186,156. These amounts were offset by a gain on Investments held in the Trust account of $6,021,473, deemed contribution for administrative support - related party of $120,000, interest on related party promissory note of $32,228, and change in fair value of warrant liabilities of $15,598,550. Cash of $2,121 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of December 31, 2024, we had cash of $2,121. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of December 31, 2024, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans. Since fiscal year 2023, the Company was able to meet its working capital requirements through the issuance of promissory notes to its Sponsor. As of December 31, 2024, the Company had approximately $1.1 million outstanding under the promissory notes. Up until May 2024, we deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination. The monthly deposit into Trust Account changed to $68,121 following June 2024 extension meeting. As of December 31, 2024, we had deposited $4,076,848 in aggregate in connection with these extensions as disclosed in Note 1 of the accompanying financial statements. This amount allowed us to extend the termination date through January 14, 2025. Following December 31, 2024, we made additional deposits totaling $204,364 to extend the termination date to April 14, 2025.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the year ended December 31, 2024 and 2023, we incurred $120,000 and $120,000 in administrative support fees respectively.

Promissory Note - Related Party

On December 6, 2023, the Company entered into a promissory note agreement with the Sponsor. This note is payable on demand and has an interest rate equal to the CME Term Secured Overnight Financing Rate (SOFR) three-month rate, fixed on a quarterly basis. For the year ended December 31, 2024 and 2023, the Company has $1,032,227 and $0 outstanding balance under this promissory note. This outstanding includes $32,228 and $0 in interest as of December 31, 2024 and 2023.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of December 31, 2024, the Company had $85,000 outstanding balance under this promissory note.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates.

Warrant liability

The Company accounted for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with Financial Accounting Standards Board (FASB) ASC Topic 815, “Derivatives and Hedging.” As a result, the Company assessed the warrants and recognized them at fair value, with subsequent changes in fair value recorded in earnings. Given the reliance on unobservable inputs in the valuation process, the warrants are classified as Level 3 instruments under the fair value hierarchy.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses described below.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to errors in the presentation and disclosure of earnings per share related to the waived deferred underwriter fees and the calculation of weighted average number of shares outstanding, Class A ordinary shares subject to possible redemption and related accretion, certain supplemental disclosures on the statement of cash flows and certain disclosures in the financial statements related to comparative information, as well as incomplete disclosures in the Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the preparation of the Company’s annual report for fiscal year 2024, we identified material weakness related to incorrect inputs used in the valuation methodology for the Company’s warrant liabilities. These errors were corrected in the financial statements attached to our annual report on Form 10-K for the year ended December 31, 2024. As part of such process, management concluded that material weaknesses in internal control over financial reporting existed related to the process of presentation and disclosure and valuation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses related to incorrect inputs used in the valuation methodology for the Company’s warrant liabilities, errors in the presentation and disclosure of earnings per share, certain supplemental disclosures on the statement of cash flows, and certain disclosures in the financial statements related to comparative information described above.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Ricardo Leonel Scavazza	46	Chairman and Director
José Augusto Gonçalves de Araújo Teixeira	45	Chief Executive Officer and Director
Ana Cristina Russo	57	Chief Financial Officer
Pedro Paulo Elejalde de Campos	68	Director
Ricardo Barbosa Leonardos	66	Director
Maria Cláudia Mello Guimarães	58	Director

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

José Augusto Gonçalves de Araújo Teixeira, Chief Executive Officer and Director

José Augusto Gonçalves de Araújo Teixeira is our Chief Executive Officer and a Director. Mr. Teixeira is a Partner of Patria Investments Limited, where he currently serves as a member of its Management Committee and as Head of Marketing and Products. Mr. Teixeira is primarily responsible for Patria’s Global Product & Marketing strategy and development as well as for leading distribution efforts in Brazil. Previously, Mr. Teixeira served as the Head of Marketing and Investor Relations for Private Equity products between 2013 and 2020. From 2005 to 2013, Mr. Teixeira was fully dedicated to Anhanguera Educacional, Patria’s flagship investment in Education, where he held various senior positions: he served as Chief Financial Officer between 2011 and 2013, including oversight over the company’s robust M&A program; Investor Relations Officer between 2007 and 2013; Strategic, Commercial and Financial Planning Director between 2007 and 2011; and Financial Planning Manager between 2005 and 2007. Prior to the investment in Anhanguera, Mr. Teixeira focused on the development of Patria Investments Limited’s post-secondary Education thesis and worked at Anhembi-Morumbi University. Prior to joining Patria in 2004, Mr. Teixeira worked with the Latin American Research Sales team at Goldman Sachs in New York. Mr. Teixeira holds a bachelor’s degree in Political Science and Economics from Amherst College.

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

Our advisors to the board of directors are as follows:

Name	Age	Position
Flavio Uchoa Teles de Menezes	54	Listed Equities
Luiz Elisio Castello Branco de Melo	63	Consumer
Norberto Whitaker Sobral Jannuzzi	43	Healthcare Products
Peter Paul Lorenço Estermann	66	Food and Distribution
Thiago Lima Borges	43	Consumer
José Antonio Toledo Vieira	59	Healthcare Products
Fernando Machado Terni	67	Healthcare Services
Walter Domingues de Faria Jr	59	Distribution
José Roberto Ferraz	58	Healthcare
Gil Conrado Karsten	49	Food
Pedro de Andrade Faria	50	Technology and Listed Equities

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

Thiago Lima Borges, Consumer

Thiago Lima Borges is the current CFO of Smartfit. Mr. Borges is primarily responsible for managing the capital structure in a high growth multi-national healthcare company. Before joining Smartfit, Mr. Borges was the CFO and IRO of Arezzo&Co from 2009 to 2017 and was responsible for structuring key strategic initiatives to support the company’s high growth profile and also led the IPO process on the BOVESPA stock exchange. Prior to this, Mr. Borges worked at Tarpon Investments, where Mr. Borges served as an investment analyst covering the consumer/retail sector. Earlier in his career, Mr. Borges worked for nearly five years at Braskem, in different strategic areas. His last position was Senior Investment Analyst of the Vinylic market and products, managing operational investments and strategic planning. Mr. Borges started his professional career at Ernst& Young, working in sectors such as chemicals, energy and financials. Mr. Borges holds a bachelor’s degree in Business Administration at Unifacs and earned his MBA from Stanford University. In 2014 he was elected the best finance executive in the Brazilian retail industry and was awarded with Grand Prix for the Best Overall Investor Relation Program for small and mid-cap companies in Brazil.

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

Investment Committee

We expect to benefit from Patria’s investment committee, which is currently comprised of Ricardo Leonel Scavazza and Alexandre Teixeira de Assumpção Saigh, as well as certain officers of the Patria group, Olímpio Matarazzo Neto, Otávio Castello Branco, Daniel Sorrentino and Andre Sales. Patria’s investment committee members have been investing together for an average of 20 years, with decades of experience in the financial and business services sectors, and we believe they have a sustained investment performance track record across market cycles.

Family Relationships

There are no family relationships among the officers and directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Pedro Paulo Elejalde de Campos, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Ricardo Leonel Scavazza and José Augusto Gonçalves de Araújo will expire at the third annual general meeting.

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

Director Independence

If we were relisted on Nasdaq, Nasdaq listing standards would require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that Pedro Paulo Elejalde de Campos, Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

We have adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement of which our final prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. See the section of our final prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into our final prospectus or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policies and Procedures

We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations. A copy of our insider trading policy is filed as exhibit 19 to our annual report on Form 10-K. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in the company’s securities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of December 31, 2024, with respect to our ordinary shares held by:

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

On June 12, 2023, we held an extraordinary general meeting of our shareholders (the “2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, we had up to June 14, 2024 to consummate our initial business combination. In connection with the 2023 Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of our Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption. Additionally, the Sponsor paid monthly deposit of $300,000 into the Trust Account on behalf of the Company through May 2024.

On June 12, 2024, we held another extraordinary general meeting of our shareholders (the “2024 Extraordinary General Meeting”). At the 2024 Extraordinary General Meeting, our shareholders approved further amendments to our amended and restated memorandum and articles of association to extend the termination date by which we have to consummate an initial business combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to 15 times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the 2024 Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions. The Company has deposited $68,121 into the Trust Account to effect the extension of the termination date for consecutive additional one-month periods, from June 14, 2024 to January 14, 2025. We made an aggregate subsequent deposit of $204,363 into the Trust Account to extend the termination date through April 14, 2025.

The post-offering and post-redemption percentages in the following table reflect the full exercise of the over-allotment option by the underwriters, that no founder shares were surrendered, and that there were 4,541,424 Class A ordinary shares and 5,750,000 Class B ordinary shares issued and outstanding, respectively, as of December 31, 2024.

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)	Number of shares Beneficially Owned	Approximate Percentage of Class	Number of shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% Shareholders
Patria SPAC LLC (3)	—	—	5,660,000	100.0%	55.0%
Entities affiliated with Westchester Capital Management, LLC (4)	1,521,421	33.5%	—	—	14.8%
First Trust Merger Arbitrage Fund (5)	969,800	21.4%	—	—	9.4%
Meteora Capital, LLC (6)	450,000	9.9%	—	—	4.4%
Entities affiliated with AQR Capital Management (7)	424,999	9.4%	—	—	4.1%
Entities affiliated with Wolverine Asset Management(8)	405,308	8.9%	—	—	3.9%
Glazer Capital, LLC (9)	400,000	8.8%	—	—	3.9%
Mizuho Financial Group, Inc.(10)	370,511	8.2%			3.6%
Ricardo Leonel Scavazza	—	—	—	—	—%
José Augusto Gonçalves de Araújo Teixeira	—	—	—	—	—%
Ana Cristina Russo	—	—	—	—	—%
Pedro Paulo Elejalde de Campos	—	—	30,000	*	* %
Ricardo Barbosa Leonardos	—	—	30,000	*	* %
Maria Cláudia Mello Guimarães	—	—	30,000	*	* %
All officers and directors as a group (six individuals)	—	—	90,000	2.0%	* %

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 60 Nexus Way, 4th Floor, Camana Bay, PO Box 757, KY1-9006, Grand Cayman, Cayman Islands.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares may be converted into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section of our final prospectus entitled “Description of Securities.”

(3)	Patria SPAC LLC, our sponsor, is the record holder of such shares, and Patria SPAC LLC is wholly owned by Patria Finance Limited. There are four managers of Patria SPAC LLC’s board of managers: Ricardo Leonel Scavazza, José Augusto Gonçalves de Araújo Teixeira, Alexandre Teixeira de Assumpção Saigh, and Ana Cristina Russo. Each manager of Patria SPAC LLC has one vote, and the approval of three of the four members of the board of managers is required to approve an action of Patria SPAC LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the case with regard to Patria SPAC LLC. Based upon the foregoing analysis, no individual manager of Patria SPAC LLC exercises voting or dispositive control over any of the securities held by Patria SPAC LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2024 on behalf of Westchester Capital Management, LLC (“Westchester”, a Delaware limited liability company, Virtus Investment Advisers, Inc. (“Virtus”), a Massachusetts corporation, and The Merger Fund (“MF”), a Massachusetts business trust. Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. – Global Multi-Strategy Fund (“PRIN”, together with MF, MF VL, EDF, CEF, JNL, and JARB, the “Funds”). The Funds directly hold Ordinary Shares of the Company for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester. The business address of Westchester Capital Management, LLC is 100 Summit Drive, Valhalla, NY 10595, of Virtus Investment Advisers, Inc. is One Financial Plaza, Hartford, CT 06103 and of The Merger Fund is 101 Munson Street, Greenfield, MA 01301-9683.

(5)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2024 on behalf of First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940. FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS, a Delaware limited partnership and control person of FTCM. Sub GP, a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Ordinary Shares of the Issuer) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Issuer’s Ordinary Shares held in the Client Accounts. As of December 31, 2024, VARBX owned 934,747 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, FTCS and Sub GP collectively owned 969,800 shares of the outstanding Ordinary Shares of the Issuer. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares reported in this Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Ordinary Shares of the Issuer for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(6)	This information is based solely on the Schedule 13G/A filed with the SEC on February 14, 2025 on behalf of Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”), and Vik Mittal, as the Managing Member of Meteora Capital, with respect to the shares of Ordinary Shares held by the Meteora Funds. The address of the business office of each of Meteora Capital and Vik Mittal is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(7)	This information is based solely on the Schedule 13G filed with the SEC on November 13, 2024 on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, AQR Arbitrage, LLC, AQR Global Alternative Investment Offshore Fund, L.P and AQR Capital Management GP Ltd. AQR Capital Management, LLC, a Delaware limited liability company is a wholly owned subsidiary of AQR Capital Management Holdings, LLC, a Delaware limited liability company. AQR Arbitrage, LLC, a Delaware limited liability company is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and AQR Arbitrage, LLC act as investment managers to AQR Global Alternative Investment Offshore Fund, L.P, a Cayman Islands limited partnership. AQR Capital Management GP Ltd. is the general partner of AQR Global Alternative Investment Offshore Fund, L.P. The principal business address of each of the entities is One Greenwich Plaza, Greenwich, CT 06830.

(8)	This information is based solely on the Schedule 13G filed with the SEC on October 16, 2024 on behalf of Wolverine Asset Management, LLC, an Illinois limited liability company, Wolverine Holdings, L.P., an Illinois limited partnership, Wolverine Trading Partners, Inc., an Illinois corporation, Christopher L. Gust and Robert R. Bellick. Wolverine Asset Management, LLC (“WAM”) is an investment manager and has voting and dispositive power over 405,308 Class A ordinary shares. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 405,308 Class A ordinary shares. The address of the business office of each of these shareholders is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(9)	This information is based solely on the Schedule 13G filed with the SEC on November 14, 2024 on behalf of Glazer Capital, LLC., a Delaware limited liability company (“Glazer Capital”) held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Mr. Paul J. Glazer (Mr. Glazer”), as the Managing Member of Glazer Capital, with respect to the shares of Ordinary Shares held by the Glazer Funds. The address of the business office of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(10)

This information is based solely on the Schedule 13G filed with the SEC on February 13, 2025 on behalf of Mizuho Financial Group, Inc., a corporation organized under the laws of Japan. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the business office is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

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

Equity Compensation Plans

As of December 31, 2024 and 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

On March 3, 2021, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $250,000. The promissory note was non-interest bearing and payable on the earlier of (i) December 31, 2022, and (ii) the completion of the IPO. On January 31, 2022, we amended the promissory note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. Promissory note balance as of December 31, 2021 was $437,508, which was fully paid upon our consummation of our initial public offering on March 14, 2022. As of December 31, 2024, there is no outstanding balance on the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2024, we had an outstanding balance of $4,076,848 due to the Sponsor related to expenses paid by the Sponsor on behalf of the Company. This amount is due on demand.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of December 31, 2024, the Company had $85,000 outstanding balance on the promissory note.

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

Following our IPO, we pay the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the year ended December 31, 2024 and 2023, we incurred $120,000 and $120,000 in administrative support fees respectively.

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

Director Independence

If we were relisted on Nasdaq, Nasdaq listing rules would require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Pedro Paulo Elejalde de Campos, Ricardo Barbosa Leonardos and Maria Cláudia Mello Guimarães are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to BDO USA, P.C., for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the period from February 25, 2021 (inception) through December 31, 2023 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO USA, P.C. for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2024 totaled $132,306, which is inclusive of $20,000 in prepaid audit fees. The aggregate fees billed by BDO USA, P.C. for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023, totaled $150,931.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from February 25, 2021 (inception) through December 31, 2023 financial statements and are not reported under “Audit Fees.” For the years ended December 31, 2024 and 2023, BDO USA, P.C. did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2024 and 2023, BDO USA, P.C. did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2024 and 2023, BDO USA, P.C. did not render any of these other services.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 9, 2022, between the Company, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as the underwriters (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.3	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	Warrant Agreement, dated March 9, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022.
10.1	Private Placement Warrants Purchase Agreement, dated March 9, 2022, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.2	Investment Management Trust Agreement, dated March 9, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.3	Registration Rights Agreement, dated March 9, 2022, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.4	Letter Agreement, dated March 9, 2022, among the Company and its officers and directors and Patria SPAC LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.5	Administrative Services Agreement, dated March 9, 2022, between the Company and Patria SPAC LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).
10.6	Promissory Note, dated as of March 3, 2021, issued to José Augusto Gonçalves de Araújo Teixeira (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-254498) filed with the SEC on December 27, 2021).
10.7	Promissory Note Assignment Agreement, dated as of December 13, 2021, between Patria SPAC LLC and José Augusto Gonçalves de Araújo Teixeira (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (333-254498) filed with the SEC on December 27, 2021).
19*	Statement of Policy Concerning Trading in Company Securities
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
101INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2025.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

By:	/s/ José Augusto Gonçalves de Araújo Teixeira
	Name:	José Augusto Gonçalves de Araújo Teixeira
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José Augusto Gonçalves de Araújo Teixeira	Chief Executive Officer	April 11, 2025
José Augusto Gonçalves de Araújo Teixeira	(Principal Executive Officer) and Director

/s/ Ana Cristina Russo	Chief Financial Officer	April 11, 2025
Ana Cristina Russo	(Principal Financial and Accounting Officer)

/s/ Ricardo Leonel Scavazza	Director	April 11, 2025
Ricardo Leonel Scavazza

/s/ Pedro Paulo Elejalde de Campos	Director	April 11, 2025
Pedro Paulo Elejalde de Campos

/s/ Ricardo Barbosa Leonardos	Director	April 11, 2025
Ricardo Barbosa Leonardos

/s/ Maria Cláudia Mello Guimarães	Director	April 11, 2025
Maria Cláudia Mello Guimarães

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Patria Latin American Opportunity Acquisition Corp.

Grand Cayman, Cayman Islands

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Patria Latin American Opportunity Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2021.

New York, NY

April 11, 2025

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP

BALANCE SHEETS

	DECEMBER 31, 2024	DECEMBER 31, 2023
ASSETS
Cash	$2,121	$47,046
Prepaid expenses	86,238	50,967
Marketable securities held in Trust Account	54,053,020	187,355,645
Total current assets	54,141,379	187,453,658
Total Assets	$54,141,379	$187,453,658

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$47,764	$241,365
Due to related party	4,076,848	2,100,000
Promissory note - related party	1,117,227	-
Deferred underwriting fees payable	4,025,000	4,025,000
Warrant liabilities	16,378,550	780,000
Accrued expenses	117,473	74,757
Total current liabilities	25,762,862	7,221,122
Total liabilities	25,762,862	7,221,122

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,541,424 and 16,880,481 shares at $11.90 and 11.10 per share at December 31, 2024 and December 31, 2023, respectively	54,053,020	187,355,645

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 4,541,424 and 16,880,481 shares subject to possible redemption at December 31, 2024 and 2023)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(25,675,078)	(7,123,684)
Total shareholders’ deficit	(25,674,503)	(7,123,109)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$54,141,379	$187,453,658

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023

General and administrative expenses	1,063,769	1,161,843
Loss from operations	(1,063,769)	(1,161,843)
Change in fair value of warrant liabilities	(15,598,550)	1,560,000
Realized gain on investments held in Trust Account	6,021,473	10,107,406
Interest on related party promissory note	(32,228)	-
Gain on waived underwriting fees	-	72,651
Net (loss) income	$(10,673,074)	$10,578,214
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	10,104,114	19,646,839
Basic and diluted net (loss) income per share, Class A subject to possible redemption	$(0.39)	$0.51
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(1.18)	$0.09

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE

REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	16,880,481	$187,355,645	5,750,000	$575	$-	$(7,123,684)	$(7,123,109)
Redemption of Class A ordinary shares	(12,339,057)	(141,300,945)	-	-	-	-	-
Deemed contribution for administrative support - related party	-	-	-	-	120,000	-	120,000
Accretion of Class A ordinary shares to redemption value	-	7,998,320	-	-	(120,000)	(7,878,320)	(7,998,320)
Net loss	-	-	-	-	-	(10,673,074)	(10,673,074)
Balance as of December 31, 2024	4,541,424	$54,053,020	5,750,000	$575	$-	$(25,675,078)	$(25,674,503)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$240,311,986	5,750,000	$575	$-	$(9,446,841)	$(9,446,266)
Deferred underwriting fees waiver	-	-	-	-	-	3,952,349	3,952,349
Redemption of Class A ordinary shares	(6,119,519)	(65,163,747)	-	-	-	-	-
Accretion of Class A ordinary shares to redemption value	-	12,207,406	-	-	-	(12,207,406)	(12,207,406)
Net income	-	-	-	-	-	10,578,214	10,578,214
Balance as of December 31, 2023	16,880,481	$187,355,645	5,750,000	$575	$-	$(7,123,684)	$(7,123,109)

The accompanying notes are an integral part of these financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Cash Flows from Operating Activities
Net (loss) income	$(10,673,074)	$10,578,214
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest on related party promissory note	32,228	-
Realized gain on investments held in Trust Account	(6,021,473)	(10,107,406)
Gain on waived underwriting fees	-	(72,651)
Deemed contribution for administrative support - related party	120,000	-
Change in fair value of warrant liabilities	15,598,550	(1,560,000)
Changes in operating assets and liabilities:
Prepaid expenses	(35,271)	256,789
Accounts payable	(193,601)	241,365
Accrued expenses	42,716	6,130
Net cash used in operating activities	(1,129,925)	(657,559)
Cash Flows from Investing Activities
Trust Account withdrawal - redemption	141,300,948	65,163,585
Proceeds from redemption and maturities of marketable securities held in Trust Account	490,918,712	793,469,000
Purchase of U.S. government treasury obligations	(492,895,561)	(795,568,838)
Net cash provided by investing activities	139,324,098	63,063,747
Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	3,061,847	2,100,000
Repayment of note payable and advances from related party	-	(3,144)
Redemption of Class A ordinary shares subject to possible redemption	(141,300,945)	(65,163,747)
Net cash used in financing activities	(138,239,098)	(63,066,891)

Net decrease in cash	(44,925)	(660,703)
Cash - beginning of year	47,046	707,749
Cash - end of year	$2,121	$47,046

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$7,998,320	$12,207,406
Waiver of deferred underwriting fees	$-	$4,025,000

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

On March 10, 2025, the Company received another written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s shares, warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with: IM-5101-2, which requires the company to complete a business combination within 36 months of the effectiveness of its IPO registration statement.

As of December 31, 2024, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through December 31, 2024, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

First Extension

On June 12, 2023, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the termination date by which the Company has to consummate an initial business combination from June 14, 2023 to June 14, 2024, in addition to other proposals. Accordingly, the Company had up to June 14, 2024 to consummate its initial business combination. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 6,119,519 of the Company’s Class A ordinary shares exercised their right to redeem their shares on June 14, 2023. Following such redemptions, 16,880,481 Class A ordinary shares remained outstanding and subject to redemption and the Trust Account had a remainder balance of $180 million immediately following the withdrawal for Class A ordinary shares redemption. Additionally, the Sponsor paid monthly deposit of $300,000 into the Trust Account on behalf of the Company through May 2024.

Second Extension

On June 12, 2024, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved the Extension Amendment Proposal to amend, by way of special resolution, the Company’s Articles, as set forth in the Trust Agreement dated as of March 9, 2022 by and between the Company and the Trustee, to extend the Termination Date by which the Company has to consummate a Business Combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to fifteen times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions. As of December 31, 2024, we had deposited $476,849 into the Trust Account in connection with the second extension, which extends the termination date to January 14, 2025. Following December 31, 2024, we made additional deposits totaling $204,364 to extend the termination date to April 14, 2025.

As of December 31, 2024 and 2023, the Company had deposited $4,076,848 and $2,100,000 respectively, in connection with these extensions into the Trust Account. These amounts are included in the balances of marketable securities held in Trust Accounts, promissory note – related party, and due to related party on the Company’s balance sheets.

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

Going Concern

As of December 31, 2024, the Company had working capital of $28,378,517. The working capital surplus includes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and warrant liabilities, all of which have been classified as current at December 31, 2024. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit. Working capital deficit would be $(5,270,953) if the line items described above were not included in the working capital calculation. Cash of $2,121 was held outside of the Trust Account and is available for the Company’s working capital purposes as of December 31, 2024.

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through consummating a business combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,121 and $47,046 in cash outside of the funds held in the Trust Account, as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the years ended December 31, 2024 and 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted (loss) income per share, since their inclusion is contingent on a future event. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

A reconciliation of the (loss) income per share is below:

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Net (loss) income	$(10,673,074)	$10,578,214
Accretion of temporary equity in excess of fair value and waiver of underwriter fees	(7,998,320)	(8,255,057)
Net (loss) income including accretion of temporary equity in excess of fair value	$(18,671,394)	$2,323,157

The Company’s statements of operations include a presentation of (loss) income per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of earnings per share. With respect to the accretion of the Class A Ordinary Shares subject to possible redemption and consistent with ASC 480, “Distinguishing Liabilities from Equity,” in accordance with ASC 480-10-S99-3A, the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net (loss) income per ordinary share.

	For The Year Ended December 31, 2024		For The Year Ended December 31, 2023
	Class A	Class B	Class A	Class B

Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income including accretion of temporary equity in excess of fair value	$(11,899,617)	$(6,771,777)	$1,797,180	$525,977
Deemed dividend for accretion of temporary equity in excess of fair value and waiver of underwriter fees	7,998,320	-	8,255,057	-
Allocation of net (loss) income and deemed dividend	$(3,901,297)	$(6,771,777)	$10,052,237	$525,977
Denominator
Weighted average shares outstanding, basic and diluted	10,104,114	5,750,000	19,646,839	5,750,000
Basic and diluted net (loss) income per share	$(0.39)	$(1.18)	$0.51	$0.09

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of December 31, 2024, 4,541,424 Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A Ordinary Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the year ended December 31, 2024, the Company recorded an accretion of $7,998,320.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss under the caption change in fair value of warrant liabilities on the statements of operations.

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

The warrants were valued using a Monte Carlo simulation model until the Class A ordinary shares and warrants began trading separately on May 4, 2022. From May 4, 2022 through September 30, 2024, the Public Warrants have been measured using the listed market price and the Private Placement Warrants have been measured by reference to the trading price of the Public Warrants. In the fourth quarter of the fiscal year, the Company’s public warrants ceased trading on NASDAQ as they did not meet the continued listing requirement of the NASDAQ (Note 1). As of December 31, 2024, the warrants were valued using a combination of Binomial Lattice and Monte Carlo simulation models.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 as of December 31, 2024.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 - Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the unrecognized stock compensation expense was $662,245.

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

Promissory Note - Related Party

On March 3, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, and (ii) the completion of the IPO. On January 31, 2022, the Company amended the unsecured Promissory Note to provide an additional borrowing of $250,000, for a total borrowing capacity of $500,000. The promissory note balance as of December 31, 2021 was $437,508 which was fully paid upon the Company’s consummation of its initial public offering.

On December 6, 2023, the Company entered into another promissory note agreement with the Sponsor. This note is payable on demand and has an interest rate equal to the CME Term Secured Overnight Financing Rate (SOFR) three-month rate, fixed on a quarterly basis. As of December 31, 2024 and 2023, the Company has $1,032,227 and $0 outstanding balance under this promissory note. This outstanding includes $32,228 and $0 in interest as of December 31, 2024 and 2023.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of December 31, 2024, the Company had $85,000 outstanding balance under this promissory note.

Due to Related Party

As of December 31, 2024 and 2023, the Company had an outstanding balance of $4,076,848 and $2,100,000 due to the Sponsor in connection with the extension of the termination date through January 14, 2025. This loan is due on demand, has no interest, and is forgiven should the Company not complete an initial business combination.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. Since the Sponsor continued to render these administrative services, the Company recorded the fair value of such services in accordance with SAB Topic 5T. The administrative fees of $120,000 incurred for the year ended December 31, 2024 were included within formation and operating costs on the accompanying statements of operations and as a deemed capital contribution within the accompanying statements of Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit. For the year ended December 31, 2023, the Company incurred and paid $70,000 under this agreement and were included within formation and operating costs on the accompanying statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

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

Note 7 - Warrant Liabilities

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

Note 8 - Shareholder’s Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 4,541,424 and 16,880,481 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024. Management determined the fair value of marketable securities held in Trust Account by using Level 2 inputs. The Trust Account is comprised of U.S. treasury notes and bills which are considered Level 2 investments as they were issued before the most recent issue and were still outstanding at measurement day (off-the-run).

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$-	$54,053,020	$-	$54,053,020
	$-	$54,053,020	$-	$54,053,020
Liabilities:
Public Warrants	$-	$-	$7,245,000	$7,245,000
Private Placement Warrants	-	-	9,133,550	9,133,000
Total liabilities	$-	$-	$16,378,550	$16,378,550

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

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations for each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. In the fourth quarter of fiscal year ended December 31, 2024, the Company’s Public and Private Warrants were transferred from Level 1 and Level 2, respectively, to Level 3 due to changes in observability of the inputs. the warrants are now valued using a combination of Binomial Lattice and Monte Carlo simulation models.

For the year ended December 31, 2024, the following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

December 31, 2024
Exercise price	$11.50
Underlying share price	$11.64
Volatility	5.32%
Term to business combination (years)	0.70
Risk-free rate	4.08%
Time remaining post-merger (years)	5.00
Probability of merger closing	5.00%

As of December 31, 2023, there were no transfers to/from any level. The table below shows the change in fair value of the warrant liabilities as of December 31, 2024 and 2023:

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2024	$435,000	$345,000	$780,000
Change in fair value	6,900,000	8,698,550	15,598,550
Fair value as of December 31, 2024	$7,245,000	$9,133,550	$16,378,550

	Private Warrants	Public Warrants	Total
Fair value at January 1, 2023	$1,305,000	$1,035,000	$2,340,000
Change in fair value	(870,000)	(690,000)	(1,560,000)
Fair value as of December 31, 2023	$435,000	$345,000	$780,000

Note 10 – Segment Information

ASC Topic 280,“Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The CODM uses net income or loss to manage the business and forecasts to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews significant expenses, which are consistent with those reported on the statements of operations, to manage, maintain, and enforce contractual agreements to ensure costs are aligned with agreements and the budget. The measure of segment assets is reported on the balance sheets as total assets. All segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events, except as described below, that would have required adjustment or disclosure in the financial statements.

On March 10, 2025, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with IM-5101-2, which requires the company to complete a business combination within 36 months of the effectiveness of its IPO registration statement. Nasdaq informed us that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. Accordingly, the Company’s securities are no longer listed on Nasdaq.