Form 10-Q
period 2025-03-31
Patria Latin American Opportunity Acquisition Corp.
filed 2025-06-23
CIK 1849737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

+1 345 640 4900

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, included as part of the units		(1)

(1)	On March 10, 2025, the Company, received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company’s shares, warrants and units would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with certain Nasdaq Listing Rules and that a Form 25-NSE will be filed with the SEC. On April 11, 2025, a Form 25-NSE was filed with respect to the Company’s Units and Warrants.

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

As of June 23, 2025, there were 4,541,424 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	MARCH 31, 2025	DECEMBER 31, 2024
	(Unaudited)
ASSETS
Cash	$44,006	$2,121
Prepaid expenses	67,534	86,238
Marketable securities held in Trust Account	54,740,447	54,053,020
Total current assets	54,851,987	54,141,379
Total Assets	$54,851,987	$54,141,379

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$119,892	$47,764
Due to related party	4,213,091	4,076,848
Promissory note - related party	1,332,082	1,117,227
Deferred underwriting fees payable	4,025,000	4,025,000
Warrant liabilities	20,977,295	16,378,550
Accrued expenses	91,559	117,473
Total current liabilities	30,758,919	25,762,862
Total liabilities	$30,758,919	$25,762,862

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,541,424 shares at $12.05 and 11.90 per share at March 31, 2025 and December 31, 2024, respectively	54,740,447	54,053,020

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 4,541,424 shares subject to possible redemption at March 31, 2025 and December 31, 2024)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital		-
Accumulated deficit	(30,647,954)	(25,675,078)
Total shareholders’ deficit	$(30,647,379)	$(25,674,503)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$54,851,987	$54,141,379

The accompanying notes are an integral part of these unaudited condensed financial statements

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024

General and administrative expenses	$253,033	$235,669
Loss from operations	(253,033)	(235,669)
Change in fair value of derivative warrant liabilities	(4,598,745)	(780,000)
Realized gain on investments held in Trust Account	551,185	2,436,139
Interest on related party promissory note	(14,856)	-
Net (loss) income	$(4,315,449)	$1,420,470
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	4,541,424	16,880,481
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.33)	$0.11
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.49)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	4,541,424	$54,053,020	5,750,000	$575	$-	$(25,675,078)	$(25,674,503)
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	687,427	-	-	(30,000)	(657,427)	(687,427)
Net income	-	-	-	-	-	(4,315,449)	(4,315,449)
Balance as of March 31, 2025 (unaudited)	4,541,424	$54,740,447	5,750,000	$575	$-	$(30,647,954)	$(30,647,379)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	16,880,481	$187,355,645	5,750,000	$575	$-	$(7,123,684)	$(7,123,109)
Accretion of Class A ordinary shares to redemption value	-	3,336,139	-	-	-	(3,336,139)	(3,336,139)
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Net income	-	-	-	-	-	1,420,470	1,420,470
Balance as of March 31, 2024 (unaudited)	16,880,481	$190,691,784	5,750,000	$575	$30,000	$(9,039,353)	$(9,008,778)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025	FOR THE THREE MONTHS ENDED MARCH 31, 2024
Cash Flows from Operating Activities
Net (loss) income	$(4,315,449)	$1,420,470
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(551,185)	(2,436,139)
Interest on related party promissory note	14,856	-
Deemed contribution for administrative support - related party	30,000	30,000
Change in fair value of derivative warrant liabilities	4,598,745	780,000
Changes in operating assets and liabilities:
Prepaid expenses	18,704	(58,920)
Accounts payable	72,128	(127,083)
Accrued expenses	(25,914)	67,625
Net cash used in operating activities	(158,115)	(324,047)
Cash Flows from Investing Activities
Purchase of U.S. government treasury obligations	(54,813,242)	(191,318,000)
Proceeds from redemption and maturities of marketable securities held in Trust Account	54,677,000	190,418,000
Net cash used by investing activities	(136,242)	(900,000)
Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	336,242	1,180,000
Net cash provided by financing activities	336,242	1,180,000

Net increase (decrease) in cash	41,885	(44,047)
Cash - beginning of period	2,121	47,046
Cash - end of period	$44,006	$2,999

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value	$687,427	$3,336,139

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

On March 10, 2025, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with IM-5101-2, which requires the company to complete a business combination within 36 months of the effectiveness of its IPO registration statement. Nasdaq informed us that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. Accordingly, the Company’s securities are no longer listed on Nasdaq. On April 11, 2025, a Form 25-NSE was filed with the SEC with respect to the Company’s Units and Warrants.

As of March 31, 2025, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through March 31, 2025, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

Transaction costs amounted to $13,779,665, including $8,050,000 in deferred underwriting fees payable (out of which $4,025,000 was subsequently waived (See Note 6)), $4,600,000 in underwriting fees paid and $1,129,665 in other offering costs, of which $314,508 were expensed and $13,456,157 charged to temporary equity.

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

Second Extension

On June 12, 2024, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved the Extension Amendment Proposal to amend, by way of special resolution, the Company’s Articles, as set forth in the Trust Agreement dated as of March 9, 2022 by and between the Company and the Trustee, to extend the Termination Date by which the Company has to consummate a Business Combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to fifteen times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions. As of March 31, 2025, we had deposited $136,242 into the Trust Account in connection with the second extension, which extends the termination date to March 15, 2025. Following March 31, 2025, we made additional deposits totaling $272,484 to extend the termination date to July 14, 2025.

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

Going Concern

As of March 31, 2025, the Company had working capital deficit of $5,645,084. The working capital deficit excludes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and warrant liabilities. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit. Cash of $44,006 was held outside of the Trust Account and is available for the Company’s working capital purposes as of March 31, 2025.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2025 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through consummating a business combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rates in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that these factors could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia, which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $44,006 and $2,121 in cash outside of the funds held in the Trust Account, as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the three months March 31, 2025 and 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of the income (loss) per share is below:

	For The Three months ended March 31, 2025	For The Three months ended March 31, 2024
Net income (loss)	$(4,315,449)	$1,420,470
Accretion of temporary equity in excess of fair value	(687,427)	(3,336,139)
Net income (loss) including accretion of temporary equity in excess of fair value	$(5,002,876)	$(1,915,669)

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

	For The Three Months ended March 31, 2025		For The Three Months ended March 31, 2024
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(2,207,681)	$(2,795,195)	$(1,428,932)	$(486,737)
Deemed dividend for accretion of temporary equity in excess of fair value	687,427	-	3,336,139	-
Allocation of net income (loss) and deemed dividend	(1,520,254)	(2,795,195)	1,907,207	(486,737)
Denominator
Weighted average shares outstanding, basic and diluted	4,541,424	5,750,000	16,880,481	5,750,000
Basic and diluted net income (loss) per share	$(0.33)	$(0.49)	$0.11	$(0.08)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, as of March 31, 2025, 4,541,424 Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A Ordinary Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of March 31, 2025 and March 31, 2024, the Company recorded an accretion of $687,427 and $3,336,139 respectively.

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

The warrants were valued using a Monte Carlo simulation model until the Class A ordinary shares and warrants began trading separately on May 4, 2022. From May 4, 2022 through September 30, 2024, the Public Warrants have been measured using the listed market price and the Private Placement Warrants have been measured by reference to the trading price of the Public Warrants. In the fourth quarter of 2024 fiscal year, the Company’s public warrants ceased trading on NASDAQ as they did not meet the continued listing requirement of the NASDAQ (Note 1). As of March 31, 2025, the warrants were valued using a combination of Binomial Lattice and Monte Carlo simulation models.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 5 - Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of As of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the unrecognized stock compensation expense was $662,245.

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

On December 6, 2023, the Company entered into another promissory note agreement with the Sponsor. This note is payable on demand and has an interest rate equal to the CME Term Secured Overnight Financing Rate (SOFR) three-month rate, fixed on a quarterly basis. As of March 31, 2025 and December 31, 2024, the Company has $1,047,082 and $1,032,227 outstanding balance under this promissory note. This outstanding includes $47,058 and $32,228 in interest as of March 31, 2025 and December 31, 2024.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of March 31, 2025 and December 31, 2024, the Company had $285,000 and $85,000 outstanding balance under this promissory note respectively.

Due to Related Party

As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance of $4,213,091 and $4,076,848 due to the Sponsor in connection with the extension of the termination date through April 14, 2025. This loan is due on demand, has no interest, and is forgiven should the Company not complete an initial business combination.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. Since the Sponsor continued to render these administrative services, the Company recorded the fair value of such services in accordance with SAB Topic 5T. The administrative fees of $30,000 incurred for the three months ended March 31, 2025 and 2024 were included within formation and operating costs on the accompanying statements of operations and as a deemed capital contribution within the accompanying statements of Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Note 8 - Shareholder’s Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 4,541,424 and 16,880,481 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025. Management determined the fair value of marketable securities held in Trust Account by using Level 2 inputs. The Trust Account is comprised of U.S. treasury notes and bills which are considered Level 2 investments as they were issued before the most recent issue and were still outstanding at measurement day (off-the-run).

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$-	$54,740,447	$-	$54,740,447
Total Assets	$-	$54,740,447	$-	$54,740,447
Liabilities:
Public Warrants	-	-	9,278,361	9,278,361
Private Placement Warrants	-	-	11,698,934	11,698,934
Total liabilities	$-	$-	$20,977,295	$20,977,295

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$-	$54,053,020	$-	$54,053,020
Total assets	$-	$54,053,020	$-	$54,053,020
Liabilities:
Public Warrants	-	-	7,245,000	7,245,000
Private Placement Warrants	-	-	9,133,550	9,133,550
Total liabilities	$-	$-	$16,378,550	$16,378,550

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations for each period.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of March 31, 2025, there were no transfers between Levels. In the fourth quarter of fiscal year ended December 31, 2024, the Company’s Public and Private Warrants were transferred from Level 1 and Level 2, respectively, to Level 3 due to changes in observability of the inputs. The warrants are now valued using a combination of Binomial Lattice and Monte Carlo simulation models.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

	March 31, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Underlying share price	$12.05	$11.64
Volatility	6.23%	5.32%
Term to business combination (years)	0.46	0.70
Risk-free rate	4.14%	4.08%
Time remaining post-merger (years)	5.00	5.00
Probability of merger closing	1.00%	5.00%

The table below shows the change in fair value of the warrant liabilities as of March 31, 2025 and December 31, 2024:

	Public Warrants	Private Warrants	Total
Fair value at January 1, 2025	$7,245,000	$9,133,550	$16,378,550
Change in fair value	2,033,361	2,565,384	4,598,745
Fair value as of March 31, 2025	$9,278,361	$11,698,934	$20,977,295

	Public Warrants	Private Warrants	Total
Fair value at January 1, 2024	$345,000	$435,000	$780,000
Change in fair value	6,900,000	8,698,550	15,598,550
Fair value as of December 31, 2024	$7,245,000	$9,133,550	$16,378,550

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

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the condensed financial statements were issued. The Company did not identify any other subsequent events, except as stated below, that would have required adjustment or disclosure in the consolidated financial statements.

Following the fiscal quarter ended March 31, 2025, the Company made aggregate deposits of $272,484 into the Trust Account representing extension contribution payments through July 14, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2025, we reported net loss of $4,315,449 which consists of realized gain on the investments held in the trust account of $551,185, offset by change in fair value of warrant liabilities of $4,598,745, interest on related party promissory note of $14,856, and general and administrative expenses of $253,033 (made up of professional services fees of $127,859 and other general and administrative fees of $125,174).

For the three months ended March 31, 2024, we reported net income of $1,420,470 which consists of general and administrative expenses of $235,669 (made up of professional services fees of $97,216 and other general and administrative fees of $138,453), change in fair value of derivative warrant liabilities of $780,000, and realized gain on the investments held in the trust account of $2,436,139.

Liquidity and Going Concern Consideration

As of March 31, 2025, the Company had working capital deficit of $5,645,084 excluding marketable securities held in Trust Account, deferred underwriting fees payable, and warrant liabilities. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit.

For the three months ended March 31, 2025, cash used in operating activities was $158,115, which is made up of a net loss of 4,315,449, changes in operating assets and liabilities of $64,918. These amounts were offset by a gain on Investments held in the Trust account of $551,185, deemed contribution for administrative support - related party of $30,000, interest on related party promissory note of $14,856, and change in fair value of warrant liabilities of $4,598,745. Cash of $44,006 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of March 31, 2025, we had cash of $44,006. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of March 31, 2025, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2025 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans. Since fiscal year 2023, the Company was able to meet its working capital requirements through the issuance of promissory notes to its Sponsor. As of March 31, 2025, the Company had approximately $1.1 million outstanding under the promissory notes. Up until May 2024, we deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination. The monthly deposit into Trust Account changed to $68,121 following June 2024 extension meeting. As of March 31, 2025, we had deposited $4,213,091 in aggregate in connection with these extensions as disclosed in Note 1 of the accompanying unaudited condensed financial statements. This amount allowed us to extend the termination date through March 15, 2025. Following March 31, 2025, we made additional deposits totaling $272,484 to extend the termination date to July 14, 2025.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the three months ended March 31, 2025 and 2024, we incurred $30,000 and $30,000 in administrative support fees respectively.

Promissory Note - Related Party

On December 6, 2023, the Company entered into a promissory note agreement with the Sponsor. This note is payable on demand and has an interest rate equal to the CME Term Secured Overnight Financing Rate (SOFR) three-month rate, fixed on a quarterly basis. For the three months ended March 31, 2025 and 2024, the Company incurred $14,856 and $0 in interest under this promissory note.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of March 31, 2025, the Company had $285,000 outstanding balance under this promissory note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses described below.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K as of December 31, 2023, we identified a material weakness related to errors in the presentation and disclosure of earnings per share related to the waived deferred underwriter fees and the calculation of weighted average number of shares outstanding, Class A ordinary shares subject to possible redemption and related accretion, certain supplemental disclosures on the statement of cash flows and certain disclosures in the financial statements related to comparative information, as well as incomplete disclosures in the Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the preparation of the Company’s annual report for fiscal year 2024, we identified material weakness related to incorrect inputs used in the valuation methodology for the Company’s warrant liabilities. These errors were corrected in the financial statements attached to our annual report on Form 10-K for the year ended December 31, 2024. Additionally, in the preparation of our quarterly report for the period ended March 31, 2025, we identified a material weakness related to the incorrect valuation methodology used in the valuation of the Company’s warrant liabilities. These errors were corrected in the financial statements attached to our Form 10-Q for the period ended March 31, 2025. As part of such process, management concluded that material weaknesses in internal control over financial reporting existed related to the process of presentation and disclosure and valuation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Except for the newly identified material weakness noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in in the Company’s annual report on Form 10-K as filed with the SEC on April 11, 2025. As of the date of this Report, there have been no material changes to the risk factors disclosed in our form 10-K filed with the SEC, except as described below.

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

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: June 23, 2025	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer