Form 10-Q
period 2025-06-30
Patria Latin American Opportunity Acquisition Corp.
filed 2025-08-18
CIK 1849737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of August 15, 2025, there were 4,541,424 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Page
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	2
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2025 and 2024	3
Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2025 and 2024	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5
Notes to Unaudited Condensed Financial Statements	6

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	JUNE 30, 2025	DECEMBER 31, 2024
	(Unaudited)
ASSETS
Cash	$70,657	$2,121
Prepaid expenses	80,426	86,238
Marketable securities held in Trust Account	55,585,126	54,053,020
Total current assets	55,736,209	54,141,379
Total Assets	$55,736,209	$54,141,379

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$105,840	$47,764
Due to related party	4,485,575	4,076,848
Promissory note - related party	1,568,916	1,117,227
Accrued expenses	60,829	117,473
Deferred underwriting fees payable	4,025,000	4,025,000
Warrant liabilities	22,690,200	16,378,550
Total current liabilities	32,936,360	25,762,862
Total liabilities	32,936,360	25,762,862

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,541,424 shares at $12.24 and $11.90 per share at June 30, 2025 and December 31, 2024, respectively	55,585,126	54,053,020

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 4,541,424 shares subject to possible redemption at June 30, 2025 and December 31, 2024, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(32,785,852)	(25,675,078)
Total shareholders’ deficit	(32,785,277)	(25,674,503)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$55,736,209	$54,141,379

The accompanying notes are an integral part of these unaudited condensed financial statements

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024

General and administrative expenses	$166,925	$334,496	$419,958	$570,165
Loss from operations	(166,925)	(334,496)	(419,958)	(570,165)
Change in fair value of warrant liabilities	(1,712,905)	135,200	(6,311,650)	(644,800)
Realized gain on investments held in Trust Account	572,194	2,254,058	1,123,379	4,690,197
Interest on related party promissory note	(15,583)	(5,795)	(30,439)	(5,795)
Net (loss) income	$(1,323,219)	$2,048,967	$(5,638,668)	$3,469,437
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	4,541,424	14,575,382	4,541,424	15,727,932
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.02)	$0.16	$(0.36)	$0.27
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.21)	$(0.04)	$(0.70)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	4,541,424	$54,053,020	5,750,000	575	$-	$(25,675,078)	$(25,674,503)
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	687,427	-	-	(30,000)	(657,427)	(687,427)
Net loss	-	-	-	-	-	(4,315,449)	(4,315,449)
Balance as of March 31, 2025 (unaudited)	4,541,424	$54,740,447	5,750,000	$575	$-	$(30,647,954)	$(30,647,379)
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	844,679	-	-	(30,000)	(814,679)	(844,679)
Net loss	-	-	-	-	-	(1,323,219)	(1,323,219)
Balance as of June 30, 2025 (unaudited)	4,541,424	$55,585,126	5,750,000	$575	$-	$(32,785,852)	$(32,785,277)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	16,880,481	$187,355,645	5,750,000	575	$-	$(7,123,684)	$(7,123,109)
Accretion of Class A ordinary shares to redemption value	-	3,336,139	-	-	-	(3,336,139)	(3,336,139)
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Net income	-	-	-	-	-	1,420,470	1,420,470
Balance as of March 31, 2024 (unaudited)	16,880,481	$190,691,784	5,750,000	$575	$30,000	$(9,039,353)	$(9,008,778)

Redemption of Class A ordinary shares	(12,339,057)	(141,300,945)	-	-	-	-	-
Deemed contribution for administrative support - related party	-	-	-	-	30,000	-	30,000
Accretion of Class A ordinary shares to redemption value	-	2,922,179	-	-		(2,922,179)	(2,922,179)
Net income	-	-	-	-	-	2,048,967	2,048,967
Balance as of June 30, 2024 (unaudited)	4,541,424	$52,313,018	5,750,000	$575	$60,000	$(9,912,565)	$(9,851,990)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2024
Cash Flows from Operating Activities
Net (loss) income	$(5,638,668)	$3,469,437
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(1,123,379)	(4,690,197)
Interest on related party promissory note	30,439	5,795
Deemed contribution for administrative support - related party	60,000	60,000
Change in fair value of warrant liabilities	6,311,650	644,800
Changes in operating assets and liabilities:
Prepaid expenses	5,812	(134,777)
Accounts payable	58,076	(60,144)
Accrued expenses	(56,644)	191,714
Net cash used in operating activities	(352,714)	(513,372)
Cash Flows from Investing Activities
Purchase of U.S. government treasury obligations	(110,547,727)	(385,455,833)
Proceeds from redemption and maturities of marketable securities held in Trust Account	110,139,000	383,887,712
Trust Account withdrawal	-	141,300,945
Net cash used in (provided by) investing activities	(408,727)	139,732,824
Cash Flows from Financing Activities
Redemption of Class A ordinary shares	-	(141,300,945)
Proceeds from note payable and advances from related party	829,977	2,058,121
Net cash provided by (used in) financing activities	829,977	(139,242,824)

Net increase (decrease) in cash	68,536	(23,372)
Cash - beginning of period	2,121	47,046
Cash - end of period	$70,657	$23,674

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$1,532,106	$6,258,318

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

On March 10, 2025, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with IM-5101-2, which requires the company to complete a business combination within 36 months of the effectiveness of its IPO registration statement. Nasdaq informed us that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. Accordingly, the Company’s securities are no longer listed on Nasdaq. On April 11, 2025, a Form 25-NSE was filed with the SEC with respect to the Company’s Units and Warrants and on July 10, 2025 a Form 25-NSE was filed with the SEC with respect to the Company’s Class A ordinary shares.

As of June 30, 2025, the Company had not commenced any operations. All activities for the period from February 25, 2021 (inception), through June 30, 2025, relates to the Company’s formation, and the initial public offering (“IPO”) described below, and post-IPO expenses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of realized and unrealized gains on investments from the proceeds derived from the IPO.

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

Second Extension

On June 12, 2024, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved the Extension Amendment Proposal to amend, by way of special resolution, the Company’s Articles, as set forth in the Trust Agreement dated as of March 9, 2022 by and between the Company and the Trustee, to extend the Termination Date by which the Company has to consummate a Business Combination from June 14, 2024 (the date which is 27 months from the closing date of the Company’s IPO) on a monthly basis for up to fifteen times by an additional one month each time up to September 14, 2025 (the date which is 42 months from the closing date of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by the Board, for a deposit, for each monthly extension, of the lesser of (i) $75,000 and (ii) $0.015 for each Class A ordinary share then outstanding. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 12,339,057 of the Company’s Class A ordinary shares exercised their right to redeem their shares at approximately $11.45 per share or $141,300,945. Following such redemptions, 4,541,424 Class A ordinary shares remain outstanding and subject to redemption and the Trust Account had a remainder balance of approximately $52 million immediately following the withdrawal for Class A ordinary shares redemptions. In fiscal year 2025, we had deposited $408,728 into the Trust Account in connection with the second extension, which extends the termination date to July 15, 2025. Following June 30, 2025, we made additional deposits totaling $136,242 to extend the termination date to September 14, 2025.

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

Going Concern

As of June 30, 2025, the Company had working capital deficit of $6,070,077. The working capital deficit excludes the amount of restricted marketable securities held in the Trust Account, deferred underwriting fees payable and warrant liabilities. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit. Cash of $70,657 was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2025 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through consummating a business combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $70,657 and $2,121 in cash outside of the funds held in the Trust Account, as of June 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

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

Net (loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary share outstanding during the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the six months ended June 30, 2025 and 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A Ordinary Shares in the calculation of diluted (loss) income per share, since their inclusion is contingent on a future event. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

A reconciliation of the (loss) income per share is below:

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024
Net (loss) income	$(1,323,219)	$2,048,967
Accretion of temporary equity in excess of fair value	(844,679)	(2,922,179)
Net (loss) income including accretion of temporary equity in excess of fair value	$(2,167,898)	$(873,212)

	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Net (loss) income	$(5,638,668)	$3,469,437
Accretion of temporary equity in excess of fair value	(1,532,106)	(6,258,318)
Net (loss) income including accretion of temporary equity in excess of fair value	$(7,170,774)	$(2,788,881)

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

	For The Three Months Ended June 30, 2025		For The Three Months Ended June 30, 2024
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B

Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income including accretion of temporary equity in excess of fair value	$(956,655)	$(1,211,243)	$(626,183)	$(247,029)
Deemed dividend for accretion of temporary equity in excess of fair value	844,679	-	2,922,179	-
Allocation of net (loss) income and deemed dividend	$(111,976)	$(1,211,243)	$2,295,996	$(247,029)
Denominator
Weighted average shares outstanding, basic and diluted	4,541,424	5,750,000	14,575,382	5,750,000
Basic and diluted net (loss) income per share	$(0.02)	$(0.21)	$0.16	$(0.04)

	For The Six Months Ended June 30, 2025		For The Six Months Ended June 30, 2024
	Class A - Temporary Equity	Class B	Class A - Temporary Equity	Class B

Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income including accretion of temporary equity in excess of fair value	$(3,164,336)	$(4,006,438)	$(2,042,251)	$(746,630)
Deemed dividend for accretion of temporary equity in excess of fair value	1,532,106	-	6,258,318	-
Allocation of net (loss) income and deemed dividend	$(1,632,230)	$(4,006,438)	$4,216,067	$(746,630)
Denominator
Weighted average shares outstanding, basic and diluted	4,541,424	5,750,000	15,727,932	5,750,000
Basic and diluted net (loss) income per share	$(0.36)	$(0.70)	$0.27	$(0.13)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. Accordingly, As of June 30, 2025, 4,541,424 Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Class A Ordinary Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.30 per share) immediately as if the end of the first reporting period after the IPO, March 14, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded an accretion of $1,532,106 and $6,258,318 respectively.

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

In the fourth quarter of 2024 fiscal year, the Company’s public warrants ceased trading on NASDAQ as they did not meet the continued listing requirement of the NASDAQ (Note 1). For the Periods ended June 30, 2025 and December 31, 2024, the warrants were valued using a combination of Binomial Lattice and Monte Carlo simulation models.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

Note 5 - Related Party Transactions

Founder Shares

On March 3, 2021, one of our officers paid $25,000, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”), which were temporarily issued to such officer until such shares were transferred to our sponsor in April 2021. Our Sponsor was formed on March 9, 2021. In February 2022, our Sponsor forfeited 1,437,500 Founder Shares for no consideration, remaining with 5,750,000 Founder Shares. Prior to the IPO, on March 9, 2022, our Sponsor transferred 30,000 of our Founder Shares to each of our three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the Monte Carlo model to estimate the fair value associated with the Founder Shares granted. The fair value of the 90,000 shares granted to the Company’s directors in March 2022 was $662,245 or $7.36 per share. The Founder Shares were granted subject to a performance condition, the occurrence of an Initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of As of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the unrecognized stock compensation expense was $662,245.

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

Promissory Note - Related Party

On December 6, 2023, the Company entered into a promissory note agreement with the Sponsor. This note is payable on demand and has an interest rate equal to the CME Term Secured Overnight Financing Rate (SOFR) three-month rate, fixed on a quarterly basis. As of June 30, 2025 and December 31, 2024, the Company has $1,283,916 and $1,032,227 outstanding balance under this promissory note. This outstanding includes $62,667 and $32,228 in interest as of June 30, 2025 and December 31, 2024.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of June 30, 2025 and December 31, 2024, the Company had $285,000 and $85,000 outstanding balance under this promissory note respectively.

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance of $4,485,575 and $4,076,848 due to the Sponsor in connection with the extension of the termination date through April 14, 2025. This loan is due on demand, has no interest, and is forgiven should the Company not complete an initial business combination.

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. Since the Sponsor continued to render these administrative services, the Company recorded the fair value of such services in accordance with SAB Topic 5T. The administrative fees of $60,000 incurred for the six months ended June 30, 2025 and 2024 were included within formation and operating costs on the accompanying statements of operations and as a deemed capital contribution within the accompanying statements of Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Note 8 - Shareholder’s Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 4,541,424 and 16,880,481 shares, respectively, of Class A Ordinary Shares issued and outstanding that are subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis As of June 30, 2025. Management determined the fair value of marketable securities held in Trust Account by using Level 2 inputs. The Trust Account is comprised of U.S. treasury notes and bills which are considered Level 2 investments as they were issued before the most recent issue and were still outstanding at measurement day (off-the-run).

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$-	$55,585,126	$-	$55,585,126
Total Assets	$-	$55,585,126	$-	$55,585,126
Liabilities:
Public Warrants	-	-	10,036,050	10,036,050
Private Placement Warrants	-	-	12,654,150	12,654,150
Total liabilities	$-	$-	$22,690,200	$22,690,200

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of June 30, 2025, there were no transfers between Levels. In the fourth quarter of fiscal year ended December 31, 2024, the Company’s Public and Private Warrants were transferred from Level 1 and Level 2, respectively, to Level 3 due to changes in observability of the inputs. The warrants are now valued using a combination of Binomial Lattice and Monte Carlo simulation models.

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

	June 30, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Underlying share price	$12.24	$11.64
Volatility	7.81%	5.32%
Term to business combination (years)	0.21	0.70
Risk-free rate	4.31%	4.08%
Time remaining post-merger (years)	5.00	5.00
Probability of merger closing	1.00%	5.00%

The table below shows the change in fair value of the warrant liabilities as of June 30, 2025 and 2024:

	Public Warrants	Private Warrants	Total
Fair value at January 1, 2025	$7,245,000	$9,133,550	$16,378,550
Change in fair value	2,791,050	3,520,600	6,311,650
Fair value as of June 30, 2025	$10,036,050	$12,654,150	$22,690,200

	Public Warrants	Private Warrants	Total
Fair value at January 1, 2024	$345,000	$435,000	$780,000
Change in fair value	285,200	359,600	644,800
Fair value as of June 30, 2024	$630,200	$794,600	$1,424,800

Note 10 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

Following the fiscal quarter ended June 30, 2025, the Company made aggregate deposits of $136,242 into the Trust Account representing extension contribution payments through September 14, 2025.

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

On March 10, 2025, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on March 17, 2025 due to the Company’s non-compliance with IM-5101-2, which requires the company to complete a business combination within 36 months of the effectiveness of its IPO registration statement. Nasdaq informed us that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. On April 11, 2025, a Form 25-NSE was filed with the SEC with respect to the Company’s Units and Warrants and on July 10, 2025 a Form 25-NSE was filed with the SEC with respect to the Company’s Class A ordinary shares. Accordingly, the Company’s securities are no longer listed on Nasdaq.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 25, 2021 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of realized gains on the investments held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

 For the three months ended June 30, 2025, we reported net loss of $1,323,219 which consists of realized gain on the investments held in the trust account of $572,194, offset by change in fair value of warrant liabilities of $1,712,905, interest on related party promissory note of $15,583, and general and administrative expenses of $166,925 (made up of professional services fees of $112,601 and other general and administrative fees of $54,324).

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

For the six months ended June 30, 2025, we reported net loss of $5,638,668 which consists of realized gain on the investments held in the trust account of $1,123,379, offset by change in fair value of warrant liabilities of $6,311,650, interest on related party promissory note of $30,439, and general and administrative expenses of $419,958 (made up of professional services fees of $240,460 and other general and administrative fees of $179,498).

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

Liquidity and Going Concern Consideration

As of June 30, 2025, the Company had working capital deficit of $6,070,077 including marketable securities held in Trust Account, deferred underwriting fees payable, and warrant liabilities. The Company’s ability to continue operations through the liquidation date is contingent on the payment of the monthly extension deposit.

For the six months ended June 30, 2025, cash used in operating activities was $352,714, which is made up of a net loss of 5,638,668, changes in operating assets and liabilities of $7,244. These amounts were offset by a gain on Investments held in the Trust account of $1,123,379, deemed contribution for administrative support - related party of $60,000, interest on related party promissory note of $30,439, and change in fair value of warrant liabilities of $6,311,650. Cash of $70,657 was held outside of the Trust Account and is available for the Company’s working capital purposes.

As of June 30, 2025, we had cash of $70,657. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s sponsor, or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. As of June 30, 2025, there were no amounts outstanding under any Working Capital Loans.

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

The Company anticipates that the cash held outside of the Trust Account As of June 30, 2025 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans. Since fiscal year 2023, the Company was able to meet its working capital requirements through the issuance of promissory notes to its Sponsor. As of June 30, 2025, the Company had approximately $1.6 million outstanding under the promissory notes. Up until May 2024, we deposited $300,000 monthly into the Trust Account to effect the extension of the termination date and provide time for us to complete a business combination. The monthly deposit into Trust Account changed to $68,121 following June 2024 extension meeting. As of June 30, 2025, we had deposited $4,485,575 in aggregate in connection with these extensions as disclosed in Note 1 of the accompanying unaudited condensed financial statements. This amount allowed us to extend the termination date through July 15, 2025. Following June 30, 2025, we made additional deposits totaling $136,242 to extend the termination date to September 14, 2025.

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

Administrative Services Agreement

Following our IPO, the Company pays the Sponsor or an affiliate a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. In August 2023, the Company and its Sponsor executed an agreement to discontinue the remittance of administrative fees to the Sponsor with an effective date of August 1, 2023. For the six months ended June 30, 2025 and 2024, we incurred $60,000 and $60,000 in administrative support fees respectively.

Promissory Note - Related Party

On December 6, 2023, the Company entered into a promissory note agreement with the Sponsor. This note is payable on demand and has an interest rate equal to the CME Term Secured Overnight Financing Rate (SOFR) three-month rate, fixed on a quarterly basis. For the six months ended June 30, 2025 and 2024, the Company incurred $30,439 and $5,795 in interest under this promissory note. As of June 30, 2025, the Company had $1,283,916 outstanding balance under this note.

On June 12, 2024, the Company entered into another promissory note agreement with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,125,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2025, and (ii) the consummation of the Initial Business Combination. As of June 30, 2025, the Company had $285,000 outstanding balance under this promissory note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective As of June 30, 2025 due to the material weaknesses described below.

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

In light of these material weaknesses, we enhanced our presentation and disclosure controls including the assessment and review of relevant disclosures applicable to complex accounting. We refined our valuation approach by evaluating each input and confirming its derivation complied with applicable accounting literature. Our plans currently include extensive research on complex accounting topics and training of management personnel. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PATRIA LATIN AMERICAN OPPORTUNITY ACQUISITION CORP.

Date: August 15, 2025	By:	/s/ José Augusto Gonçalves de Araújo Teixeira
		Name:	José Augusto Gonçalves de Araújo Teixeira
		Title:	Chief Executive Officer